Form 10QSB
period 2007-09-30
Bosco Flooring, Inc.
filed 2007-12-28
CIK 1403231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended September 30, 2007

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period ______________ to ______________

                        Commission File Number 333-144509


                              BOSCO FLOORING, INC.
        (Exact name of small Business Issuer as specified in its charter)

            Nevada                                               98-0534794
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

      26 Utkina Street, apt 10
       Irkutsk, Russia 664007                                      664007
(Address of principal executive offices)                    (Postal or Zip Code)

         Issuer's telephone number, including area code: 7-3952-681-878

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,240,000 Shares of $0.001 par value common stock outstanding as of December 19, 2007.

BOSCO FLOORING, INC.
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)
--------------------------------------------------------------------------------

                                                                      September 30,        March 31,
                                                                          2007               2007
                                                                        --------           --------
                                                                      (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 17,119           $ 25,502
                                                                        --------           --------

      TOTAL ASSETS                                                      $ 17,119           $ 25,502
                                                                        ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                              $  3,492           $    492
                                                                        --------           --------

      TOTAL CURRENT LIABILITIES                                            3,492                492
                                                                        --------           --------

STOCKHOLDERS' EQUITY
  Capital stock
    Common stock, $0.001par value,75,000,000 shares authorized;
    5,240,000 shares issued and outstanding                                5,240              5,240
    (5,240,000 - March 31, 2007)
  Additional paid-in-capital                                              20,160             20,160
  Deficit accumulated during the development stage                       (11,773)              (390)
                                                                        --------           --------

      TOTAL STOCKHOLDERS' EQUITY                                          13,627             25,010
                                                                        --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 17,119           $ 25,502
                                                                        ========           ========


              See accompanying notes which are an integral part of
                  the unaudited condensed financial statements

BOSCO FLOORING, INC.
(A Development Stage Company)
Condensed Statements of Losses
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                        Cumulative from
                                      Six Months       Six Months      Three Months     Three Months   December 13, 2006
                                        Ended            Ended            Ended            Ended         (Inception) to
                                     September 30,    September 30,    September 30,    September 30,     September 30,
                                         2007             2006             2007             2006              2007
                                      ----------       ----------       ----------       ----------        ----------
Bank charges and interest             $       88       $       --       $       18       $       --        $      478
Professional fees                         11,295               --            3,000               --            11,295
                                      ----------       ----------       ----------       ----------        ----------

Net loss                              $  (11,383)      $       --       $    3,018       $       --        $  (11,773)
                                      ==========       ==========       ==========       ==========        ==========

LOSS PER SHARE - BASIC AND DILUTED    $    (0.00)      $    (0.00)
                                      ==========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                    5,240,000        5,240,000
                                      ==========       ==========


              See accompanying notes which are an integral part of
                  the unaudited condensed financial statements

BOSCO FLOORING, INC.
(A Development Stage Company)
Condensed Statement of Stockholders' Equity
From December 13, 2006 (Inception) to September 30, 2007
(Unaudited)
--------------------------------------------------------------------------------

                                                                                 Deficit
                                                                               Accumulated
                                   Number of                     Additional      During
                                    Common                        Paid-in      Development
                                    Shares         Amount         Capital         Stage           Total
                                    ------         ------         -------         -----           -----
March 31, 2007
Subscribed for cash at $0.001      3,000,000      $   3,000      $      --      $      --       $   3,000

March 31, 2007
Subscribed for cash at $0.01       2,240,000          2,240         20,160             --          22,400

Net loss                                  --             --             --           (390)           (390)
                                   ---------      ---------      ---------      ---------       ---------

Balance as of March 31, 2007       5,240,000      $   5,240      $  20,160      $    (390)      $  25,010

Net loss                                  --             --             --        (11,383)        (11,383)
                                   ---------      ---------      ---------      ---------       ---------

Balance as of September 30, 2007   5,240,000      $   5,240      $  20,160      $ (11,773)      $  13,627
                                   =========      =========      =========      =========       =========

              See accompanying notes which are an integral part of
                  the unaudited condensed financial statements

BOSCO FLOORING, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                              Cumulative from
                                                            Six Months         Six Months    December 13, 2006
                                                              Ended              Ended        (Inception) to
                                                           September 30,      September 30,    September 30,
                                                               2007               2006             2007
                                                             --------           -------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(11,383)          $    --          $(11,773)
  Adjustments to reconcile net loss to net cash
   Accounts payable and accrued liabilities                     3,000                --             3,492
                                                             --------           -------          --------

          Net cash provided by operating activities            (8,383)               --            (8,281)
                                                             --------           -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                             --                --            25,400
                                                             --------           -------          --------

          Net cash provided by financing activities                --                --            25,400
                                                             --------           -------          --------

Net increase in cash and equivalents                           (8,383)               --            17,119

Cash and equivalents at beginning of the period                25,502                --                --
                                                             --------           -------          --------

Cash and equivalents at end of the period                    $ 17,119           $    --          $ 17,119
                                                             ========           =======          ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                   $     --           $    --          $     --
                                                             ========           =======          ========
  Tax                                                        $     --           $    --          $     --
                                                             ========           =======          ========


              See accompanying notes which are an integral part of
                  the unaudited condensed financial statements

BOSCO FLOORING, INC.
(A Development Stage Company)
Notes To The Condensed Financial Statements
September 30, 2007
(Unaudited)
--------------------------------------------------------------------------------

1. NATURE AND CONTINUANCE OF OPERATIONS

Bosco Flooring, Inc. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on December 13, 2006. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") and its efforts are primarily devoted marketing and distributing laminate flooring to the wholesale and retail markets throughout North America. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, December 13, 2006 through September 30, 2007 the Company has accumulated losses of $11,773.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $11,773 as at September 30, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

CASH AND CASH EQUIVALENTS

For purposes of Statement of Cash Flows the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalent.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The  carrying  value  of cash  and  accounts  payable  and  accrued  liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

BOSCO FLOORING, INC.
(A Development Stage Company)
Notes To The Condensed Financial Statements
September 30, 2007
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At September 30, 2007 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

BASIC AND DILUTED LOSS PER SHARE

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

CASH AND CASH EQUIVALENTS

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

RESEARCH AND DEVELOPMENT

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 for the three and six months ended September 30, 2007 and for the period from December 13, 2006 (date of inception) to September 30, 2007.

BOSCO FLOORING, INC.
(A Development Stage Company)
Notes To The Condensed Financial Statements
September 30, 2007
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at September 30, 2007.

REVENUE RECOGNITION

The Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting
Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

From the date of inception through September 30, 2007, the Company has not generated any revenue to date.

ADVERTISING

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the three and six month period ended September 30, 2007.

LIQUIDITY

The Company has incurred a net loss of $11,383 for the six month period ended September 30, 2007. The Company has incurred a net loss of $3,018 for three month period ended September 30, 2007. As of September 30, 2007, the Company's has excess of current assets over its current liabilities by $13,627, with cash and cash equivalents representing $17,119.

BOSCO FLOORING, INC.
(A Development Stage Company)
Notes To The Financial Statements
September 30, 2007
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the period beginning December 13, 2006. The Company did not record any compensation expense for the three and six months ended September, 30, 2007 because there were no stock options outstanding prior to the adoption or at September 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company's financial condition or results of operations.

BOSCO FLOORING, INC.
(A Development Stage Company)
Notes To The Condensed Financial Statements
September 30, 2007
(Unaudited)
--------------------------------------------------------------------------------

3. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the year March 31, 2007, the Company issued 5,240,000 shares of common stock for total cash proceeds of $25,400. At September 30, 2007 there were no outstanding stock options or warrants.

4. INCOME TAXES

As of September 30, 2007, the Company had net operating loss carry forwards of approximately $11,773 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. MARKETING AND SALES DISTRIBUTION AGREEMENT

The Company entered into a Marketing and Sales Distribution Agreement with Bossco-Laminate Co., Ltd. to market and distribute the laminate flooring products in North America.

6. SUBSEQUENT EVENTS

Not applicable

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

PLAN OF OPERATION

We were incorporated pursuant to the laws of Nevada on December 13, 2006. We will rely upon the stability of the North American retail sales market for the success of our business plan. Future downturns in new residential construction and home improvement activity may result in intense price competition among building materials suppliers, which may adversely affect our intended business.

Our products are used principally in new residential construction and in home improvement, remodeling and repair work. The residential building materials distribution industry is characterized by its substantial size, its highly fragmented ownership structure and an increasingly competitive environment. The industry can be broken into two categories: (1) new construction and (2) home repair and remodeling. We intend to sell to customers in both categories.
Residential construction activity for both new construction and repair and remodeling is closely linked to a variety of factors affected by general economic conditions, including employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood products, regional demographics and consumer confidence.

The residential building materials distribution industry has undergone significant changes over the last three decades. Prior to the 1970s, almost exclusively local dealers, such as lumberyards and hardware stores, distributed residential building products. These channels served both the retail consumer and the professional builder. These dealers generally purchased their products from wholesale distributors and sold building products directly to homeowners, contractors and homebuilders. In the late 1970's and 1980's, substantial changes began to occur in the retail distribution of building products. The introduction of the mass retail, big box format by The Home Depot began to alter this distribution channel, particularly in metropolitan markets. They began to alter this distribution channel by selling a broad range of competitively priced building materials to the homeowner and small home improvement contractor.

Our plan of operation for the twelve months following the date of this report is to enter into sub-distribution agreements with flooring distributors, retail stores, contractors and homebuilders, providing for the sale of our laminate flooring. We intend to develop our retail network by initially focusing our marketing efforts on larger chain stores that sell various types of flooring, such as Home Depot. These businesses sell more flooring, have a greater budget for in-stock inventory and tend to purchase a more diverse assortment of flooring. We intend to start negotiation with contractors and homebuilders and anticipate expanding our retail network to include small to medium size retail businesses whose businesses focus is limited to the sale of flooring. Any relationship we arrange with retailers for the wholesale distribution of our flooring will be non-exclusive. Accordingly, we will compete with other flooring vendors for positioning of our products in retail space.

Even if we are able to receive an order commitment, some larger chains will only pay cash on delivery and will not advance deposits against orders. Such a Policy may place a financial burden on us and, as a result, we may not be able to deliver the order. Other retailers may only pay us 30 or 60 days after delivery, creating an additional financial burden.

We intend to retain one full-time sales person in the next six months, as well as an additional full-time sales person in the six months thereafter. These individuals will be independent contractors compensated solely in the form of commission based upon laminate flooring sales they arrange. We expect to pay each sales person 10% to 15% of the net profit we realize from such sales.

We therefore expect to incur the following costs in the next 12 months in connection with our business operations:

     Marketing costs:                       $20,000
     General administrative costs:          $10,000
                                            -------

     Total:                                 $30,000
                                            =======

In addition, we anticipate spending an additional $10,000 on administrative fees. Total expenditures over the next 12 months are therefore expected to be $40,000. We may experience fluctuations in operating results in future periods due to a variety of factors, including our ability to obtain additional funding in a timely manner and on terms favorable to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry.

RESULTS OF OPERATIONS

We did not earn any revenue during the period from our inception on December 13, 2006 through September, 2007. We do not anticipate earning revenues until we start selling and distributing our laminate flooring.

We incurred operating expenses in the amount of $11,773 for the period from our inception to September 30, 2007. These operating expenses were comprised of professional fees of $11,295 and bank charges and interest of $478.

On September 30, 2007, we had total assets in the amount of $17,119 consisting entirely of cash and total current Liabilities in the amount of $3,492 consisting of Accounts payable and accrued liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. This evaluation was conducted by Alexander Dannikov, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon their evaluation of our controls, Alexander Dannikov, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

     31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the three-month period ended September 30, 2007.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 19, 2007

BOSCO FLOORING, INC.


/s/ Alexander Dannikov
------------------------------
Alexander Dannikov, President


/s/ Alexander Dannikov
------------------------------
Alexander Dannikov
Principal accounting officer and
Principal financial officer