Form 10QSB
period 2007-12-31
Bosco Flooring, Inc.
filed 2008-02-13
CIK 1403231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended December 31, 2007

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period _____________ to _____________

                        Commission File Number 333-144509


                              BOSCO FLOORING, INC..
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,240,000 Shares of $0.001 par value common stock outstanding as of February 14, 2008.

BOSCO FLOORING, INC.
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)
--------------------------------------------------------------------------------

                                                                       December 31,        March 31,
                                                                          2007               2007
                                                                        --------           --------
                                                                       (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 11,096           $ 25,502
                                                                        --------           --------

TOTAL ASSETS                                                            $ 11,096           $ 25,502
                                                                        ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                              $  3,492           $    492
                                                                        --------           --------

      TOTAL CURRENT LIABILITIES                                            3,492                492
                                                                        --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
   Common stock, $0.001par value,75,000,000 shares authorized;
    5,240,000 shares issued and outstanding                                5,240              5,240
    (5,240,000 - March 31, 2007)
  Additional paid-in-capital                                              20,160             20,160
  Deficit accumulated during the development stage                       (17,796)              (390)
                                                                        --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                 7,604             25,010
                                                                        --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 11,096           $ 25,502
                                                                        ========           ========

                   See accompanying notes an integral part of
                  the unaudited condensed financial statements

BOSCO FLOORING, INC.
(A Development Stage Company)
Condensed Statements of Losses
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                         Cumulative from
                                       Nine Months      Nine Months     Three Months     Three Months   December 13, 2006
                                         Ended            Ended            Ended            Ended         (Inception) to
                                       December 31,     December 31,     December 31,     December 31,      December 31,
                                          2007             2006             2007             2006              2007
                                       ----------       ----------       ----------       ----------        ----------
Bank charges and interest              $      114       $       --       $       26       $       --        $      504
Filing and transfer agent fees              5,730               --            5,730               --             5,730
Office expenses                               267               --              267               --               267
Professional fees                          11,295               --               --               --            11,295
                                       ----------       ----------       ----------       ----------        ----------

Net loss                               $  (17,406)      $       --       $   (6,023)      $       --        $  (17,796)
                                       ==========       ==========       ==========       ==========        ==========

LOSS PER SHARE - BASIC AND
DILUTED                                $    (0.00)                       $    (0.00)
                                       ==========                        ==========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                      5,240,000                         5,240,000
                                       ==========                        ==========

              See accompanying notes which are an integral part of
                  the unaudited condensed financial statements

BOSCO FLOORING, INC.
(A Development Stage Company)
Condensed Statement of Stockholders' Equity
From December 13, 2006 (Inception) to December 31, 2007
(Unaudited)
--------------------------------------------------------------------------------

                                                                                 Deficit
                                                                               Accumulated
                                   Number of                     Additional      During
                                    Common                        Paid-in      Development
                                    Shares         Amount         Capital         Stage           Total
                                    ------         ------         -------         -----           -----
March 31, 2007
Subscribed for cash at $0.001      3,000,000      $   3,000      $      --      $      --       $   3,000

March 31, 2007
Subscribed for cash at $0.01       2,240,000          2,240         20,160             --          22,400

Net loss                                  --             --             --           (390)           (390)
                                   ---------      ---------      ---------      ---------       ---------

Balance as of March 31, 2007       5,240,000      $   5,240      $  20,160      $    (390)      $  25,010

Net loss                                  --             --             --        (17,406)        (17,406)
                                   ---------      ---------      ---------      ---------       ---------

Balance as of December 31, 2007    5,240,000      $   5,240      $  20,160      $ (17,796)      $   7,604
                                   =========      =========      =========      =========       =========


              See accompanying notes which are an integral part of
                  the unaudited condensed financial statements

BOSCO FLOORING, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                               Cumulative from
                                                            Nine Months        Nine Months    December 13, 2006
                                                              Ended              Ended          (Inception) to
                                                            December 31,       December 31,       December 31,
                                                               2007               2006               2007
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(17,406)          $     --           $(17,796)
  Adjustments to reconcile net loss to net cash
    Accounts payable and accrued liabilities                    3,000                 --              3,492
                                                             --------           --------           --------

          Net cash provided by operating activities           (14,406)                --            (14,304)
                                                             --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                             --                 --             25,400
                                                             --------           --------           --------

          Net cash provided by financing activities                --                 --             25,400
                                                             --------           --------           --------

Net increase in cash and equivalents                          (14,406)                --             11,096

Cash and equivalents at beginning of the period                25,502                 --                 --
                                                             --------           --------           --------

Cash and equivalents at end of the period                    $ 11,096           $     --           $ 11,096
                                                             ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========
  Tax                                                        $     --           $     --           $     --
                                                             ========           ========           ========


              See accompanying notes which are an integral part of
                  the unaudited condensed financial statements

BOSCO FLOORING, INC.
(A Development Stage Company)
Notes To The Financial Statements
December 31, 2007
(Unaudited)
--------------------------------------------------------------------------------

1. NATURE AND CONTINUANCE OF OPERATIONS

   Bosco Flooring, Inc. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on December 13, 2006. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") and its efforts are primarily devoted marketing and distributing laminate flooring to the wholesale and retail markets throughout North America. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, December 13, 2006 through December 31, 2007 the Company has accumulated losses of $17,796.

   The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $17,796 as at December 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

BOSCO FLOORING, INC.
(A Development Stage Company)
Notes To The Financial Statements
December 31, 2007
(Unaudited)
--------------------------------------------------------------------------------

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

   At December 31, 2007 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

   RESEARCH AND DEVELOPMENT

   The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 the period from December 13, 2006 (date of inception) to December 31, 2007.

BOSCO FLOORING, INC.
(A Development Stage Company)
Notes To The Financial Statements
December 31, 2007
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   CONCENTRATIONS OF CREDIT RISK

   Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at December 31, 2007.

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

   From the date of inception through December 31, 2007, the Company has not generated any revenue to date.

   ADVERTISING

   The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended December 31, 2007.

   LIQUIDITY

   As shown in the accompanying financial statements, the Company has incurred a net loss of $17,406 for the nine months ended December 31, 2007. As of December 31, 2007, the Company's has excess of current assets over its current liabilities by $7,604, with cash and cash equivalents representing $11,096.

BOSCO FLOORING, INC.
(A Development Stage Company)
Notes To The Financial Statements
December 31, 2007
(Unaudited)
--------------------------------------------------------------------------------

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

   The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the period beginning December 13, 2006. The Company did not record any compensation expense in the year of 2007 because there were no stock options outstanding prior to the adoption or at December 31, 2007.

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

BOSCO FLOORING, INC.
(A Development Stage Company)
Notes To The Financial Statements
December 31, 2007
(Unaudited)
--------------------------------------------------------------------------------

3. COMMON STOCK

   The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

   During the year March 31, 2007, the Company issued 5,240,000 shares of common stock for total cash proceeds of $25,400. At December 31, 2007 there were no outstanding stock options or warrants.

4. INCOME TAXES

   As of December 31, 2007, the Company had net operating loss carry forwards of approximately $17,796 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. MARKETING AND SALES DISTRIBUTION AGREEMENT

   The Company entered into a Marketing and Sales Distribution Agreement with Bosco-Laminate Co. to market and distribute the laminate flooring products in North America.

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

We therefore expect to incur the following costs in the next 12 months in connection with our business operations:

     Marketing costs:                     $20,000
     General administrative costs:        $10,000

     Total:                               $30,000

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

RESULTS OF OPERATIONS

We did not earn any revenue during the period from our inception on December 13, 2006 through December 31, 2007. We do not anticipate earning revenues until we start selling and distributing our laminate flooring.

We incurred operating expenses in the amount of $17,406 for the nine months ended December 31, 2007. These operating expenses were comprised of professional fees of $11,295 and bank charges and interest of $114, filing and transfer agent fees of $5,730 and office expenses of $267.

On December 31, 2007, we had total assets in the amount of $11,096 consisting entirely of cash and total current Liabilities in the amount of $3,492 consisting of Accounts payable and accrued liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. This evaluation was conducted by Alexander Dannikov, our chief executive officer and our principal accounting officer.

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

                           PART II - OTHER INFORMATION

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

We did not file any current reports on Form 8-K during the three-month period ended December 31, 2007.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 13, 2007

BOSCO FLOORING, INC.


/s/ Alexander Dannikov
--------------------------------
Alexander Dannikov, President


/s/ Alexander Dannikov
--------------------------------
Alexander Dannikov
Principal accounting officer and
Principal financial officer