Form 10KSB
period 2008-03-31
Bosco Holdings, Inc.
filed 2008-07-11
CIK 1403231

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________

                         Commission File No. 333-144509

                              Bosco Holdings, Inc.
                    Formerly known as "Bosco Flooring, Inc."
                 (Name of small business issuer in its charter)

             Nevada                                               98-0534794
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                           26 Utkina Street, Suite 10
                             Irkutsk, Russia 664007
                    (Address of principal executive offices)

                                 7-3952-681-878
                           (Issuer's telephone number)

Securities registered pursuant                             Name of each exchange
 to Section 12(b) of the Act                                on which registered
 ---------------------------                                -------------------
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                              Common Stock, $0.001
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuers revenues for its most recent fiscal year $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. June 23, 2008: $-0-

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                       N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[X] No[ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Class                                      Outstanding as of July 1, 2008
       -----                                      ------------------------------
Common Stock, $0.001                                         26,200,000

                       DOCUMENTS INCORPORATED BY REFERENCE

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              BOSCO HOLDINGS, INC.
                                   FORM 10-KSB

Part I.

Item 1.     Description of Business                                            3

Item 2.     Description of Property                                           15

Item 3.     Legal Proceedings                                                 15

Item 4.     Submission of Matters to a Vote of Security Holders               15

Part II.

Item 5.     Market for Common Equity and Related Stockholder Matters
            and Small Business Issuer Purchases of Equity Securities          16

Item 6.     Management's Discussion and Analysis and Plan of Operation        18

Item 7.     Financial Statements                                              24

Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          24

Item 8A.    Controls and Procedures                                           24

Item 8A(T). Controls and Procedures                                           25

Item 8B.    Other Information                                                 25

Part III

Item 9.     Directors, Executive Officers, Promoters, Control Persons
            and Corporate Governance; Compliance With Section 16(a)
            of the Exchange Act                                               26

Item 10.    Executive Compensation                                            27

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                        28

Item 12.    Certain Relationships and Related Transactions and
            Director Independence                                             29

Item 13.    Exhibits                                                          30

Item 14.    Principal Accountant Fees and Services                            30

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Bosco Holdings, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Bosco Holdings, Inc. was incorporated under the laws of the State of Nevada in December 13, 2006. We are engaged in the business of marketing and distributing laminate flooring in both the mass wholesale and retail markets throughout North America. As of the date of this Annual Report, we have not commenced business operations other than the execution of a marketing and sales distribution agreement with our supplier, Bossco-Laminate Co., Ltd., a private Russian company. See " - Material Agreements".

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol "BCHO:OB".

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Bosco Holdings, Inc." refers to Bosco Holdings, Inc.

CHANGE IN CORPORATE NAME

On February 21, 2008, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a change in our corporate name from "Bosco Flooring, Inc." to Bosco Holdings, Inc. (the "Name Change"). The objective of the proposed change in our corporate name which was deemed necessary by our Board of Directors was to more accurately reflect our proposed business activities in our name. We believed that a name change would better communicate to the public our proposed and future nature of business operations.

Subsequent to shareholder approval, the Name Change was effectuated on March 27, 2008 upon filing the appropriate documentation with the Nevada Secretary of State. See "Part II. Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities."

APRIL 2008 FORWARD STOCK SPLIT

On February 21, 2008, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of five for one (5:1) of our total issued and outstanding shares of common stock (the "Forward Stock Split"). Each of our shareholders holding one share of common stock was entitled to receive an additional four shares of our restricted common stock. The additional shares of our common stock were issued to the shareholders in accordance with the Forward Stock Split on approximately April 15, 2008 without any action on the part of the shareholders.

The Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and of the shareholders. In our judgment the Forward Stock Split resulted in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the Forward Stock Split was to increase the marketability of our common stock.

The Forward Stock Split was effectuated with a record date of February 21, 2008 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split was implemented taking into account our authorized share capital and number of issued and outstanding shares of common stock as of the Record Date. Total issued and outstanding shares of common stock increased from 5,240,000 shares to 26,200,000 shares. The par value for our shares of common stock remained the same at $0.001. See "Part II. Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities."

TRANSFER AGENT

Our transfer agent is Island Stock Transfer, 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701.

ITEM 2. DESCRIPTION OF PROPERTY

CURRENT BUSINESS OPERATIONS

We are engaged in the business of marketing and distributing laminate flooring in both the mass wholesale and retail markets throughout North America. Laminate flooring is a relatively new building material product invented in Sweden in the early 1980's. Management believes that laminate flooring now comprises approximately 10% market share of the flooring product market, which is expanding due to the product's durability and ecological compatibility.

Laminate flooring is a versatile, durable, attractive flooring with the appearance of a hardwood floor. Although laminate flooring looks like wood flooring, there is actually no solid wood used in its construction. Laminate floors are made up of several materials bonded together under high pressure. Most laminate flooring consists of a moisture resistant layer under a layer of HDF (high density fiberboard). This is covered with a high-resolution photographic image of natural wood flooring. It is then finished with an extremely hard, clear coating made from special resin-coated cellulose to protect the laminate flooring. Our management believes that laminate flooring is perfect for anyone wanting a durable floor for a fraction of the price and installation time of a hardwood floor, but with the attractiveness of real hardwood. Its construction also makes laminate flooring more environmentally friendly as it uses less wood in its production and makes more efficient use of wood fiber.

Management believes that both laminate flooring and hardwood flooring can beautify a home. While hardwood is often thought to be a superior choice, there are several advantages to laminate flooring. Distinct differences between the two types of flooring often make laminate flooring a more attractive alternative. Solid hardwood of any thickness (most is 3/8" to 3/4") should be installed only above grade. Laminate flooring can be installed above or below grade. Some hardwood flooring is engineered, meaning that instead of solid hardwood, it is made of several wood layers with a hardwood veneer. Laminate flooring, usually 7mm to 8mm (5/16" to 3/8") thick, is also made of several layers. These are laminated together for stability and strength. The top surface of laminate flooring is a "photograph" of hardwood. High quality "photographs" faithfully reproduce the grain and color of natural hardwood and the surfaces on quality laminate flooring closely resemble real wood. Although many people insist on hardwood flooring, we believe that laminates are long lasting, durable, and affordable and quickly becoming one of the most popular types of flooring.

One obvious advantage is price; laminate flooring is typically half the cost of traditional hardwood flooring. Sometimes the savings are even greater, depending on the types of flooring in question. Additionally, laminate flooring is designed to be easy to install and is generally a good choice for the "do-it-yourself" market, where solid hardwood installation requires a higher level of expertise. Installing laminate does not involve nails. More recently the use of glue has been eliminated from the installation process in many cases. As a result laminate flooring can be installed fairly quickly and inexpensively. Laminate flooring is generally designed to be scratch-resistant and fade resistant, two areas where solid hardwood flooring is known to be more vulnerable.

The Association of European Producers of Laminate Flooring has adopted standardized measures of hardness known as AC Hardness ratings. The AC measure scale rates laminate flooring based on factors including abrasion resistance, impact resistance, resistance to staining and cigarette burns, and thickness swelling along edges. If laminate flooring cannot meet the requirements for each of these ratings, approval for a given AC rating will be denied. We plan to market and distribute laminate flooring with an A5 hardness rating. This is the highest rate of hardness and can withstand the traffic of heavy commercial areas such as department stores and public buildings.

SALES AND MARKETING STRATEGY

We  intend to rely on sales  representatives  to market  our  laminate  flooring products. Initially, our President/Chief Executive Officer and director, Alexander Dannikov, will market our product. We intend to focus on direct marketing efforts whereby our representative will directly contact:

     * distributors that are responsible for marketing and selling flooring to flooring stores;
     *    retail outlets such as department and home restoration stores; and
     *    contractors and homebuilders.

These distributors, stores, contractors and homebuilders will be asked to sell our products to consumers. We will provide them with flooring inventory at wholesale prices. They will then sell them to consumers at retail prices, which are typically 20% higher. We intend to contact as many contractors, homebuilders, retail chains and flooring stores as we can in order to market our laminate flooring. We initially intend to focus our marketing efforts on larger home restoration stores that have a high volume of customer traffic.

Our plan of operation for the twelve months following the date of this Annual Report is to enter into sub-distribution agreements with flooring distributors, retail stores, contractors and homebuilders, providing for the sale of our laminate flooring.

We intend to develop our retail network by initially focusing our marketing efforts on larger chain stores that sell various types of flooring, such as Home Depot. These businesses sell more flooring, have a greater budget for in- stock inventory and tend to purchase a more diverse assortment of flooring. By late 2007 and 2008, we intend to start negotiation with contractors and homebuilders and anticipate expanding our retail network to include small to medium size retail businesses whose businesses focus is limited to the sale of flooring. Any relationship we arrange with retailers for the wholesale distribution of our flooring will be non-exclusive. Accordingly, we will compete with other flooring vendors for positioning of our products in retail space.

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

We therefore expect to incur the following costs in the next twelve months in connection with our business operations:

                 Marketing costs:                       $20,000
                 General administrative costs:           10,000
                                                        -------
                 Total:                                 $30,000
                                                        =======

SHARE OF MARKET

The residential building materials distribution industry has undergone significant changes over the last three decades. Prior to the 1970s, residential building products were distributed almost exclusively by local dealers, such as lumberyards and hardware stores. These channels served both the retail consumer and the professional builder. These dealers generally purchased their products from wholesale distributors and sold building products directly to homeowners, contractors and homebuilders. In the late 1970's and 1980's, substantial changes began to occur in the retail distribution of building products. The introduction of the mass retail, big box format by The Home Depot began to alter this distribution channel, particularly in metropolitan markets. They began to alter this distribution channel by selling a broad range of competitively priced building materials to the homeowner and small home improvement contractor.

Our expected share of the flooring market is difficult to determine given that most flooring distributors are private businesses that have no duty to publicly disclose their revenue, and flooring market is highly competitive. However, we believe that due to the vast size of this market in North America, our market share will likely be less than one percent.

MATERIAL CONTRACTS

SUPPLIER AGREEMENT

Our sole supplier, Bossco-Laminate Co., Ltd. ("Bossco") is a manufacturer and distributor of certain wood flooring products in Russia. We are in the business of marketing and distributing items to distributors, retail stores in the building products industry, contractors and homebuilders.

On approximately March 9, 2007, we entered into a marketing and sales distribution agreement with Bossco (the "Agreement"), pursuant to which Bossco has agreed to manufacture certain types of laminate flooring products and fulfill our written purchase orders for these products in a timely manner. In accordance with the terms and provisions of the Agreement: (i) Bossco has agreed to manufacture and supply polish and relief surface laminate flooring with the dimensions of 1200 x 300 x 8 millimeters; and (ii) we will pay Bossco $12.00 per square meter of polish surface laminate and $12.5 per each square meter of relief surface laminate.

The Agreement provides for the following additional terms and provisions: (i) we and our assignees may use the marketing information that Bossco provides us in all of our marketing and distribution efforts to sell the laminate flooring products and we agree not to make any marketing claim in regard to the products that are not supported by the information supplied by Bossco; (ii) from time to time Bossco can make reasonable adjustment to the price of the laminate flooring products by giving us written notification of such product price amendments;
(iii) although Bossco's price list acts as a guide for purchases made by us, both parties may negotiate discounts on any singular product purchase order provided to Bossco, including the purchase of laminate flooring from a manufacturing overrun situation; (iv) we agree to pay the price of product purchases by letter of credit or wire transfer prior to product shipment and are responsible for all related shipping costs, unless other arrangements have been expressly agreed to; (v) the Agreement can be terminated upon 60 days' written notice by either party (notwithstanding this provision, we or our assigns will be permitted to sell, market, and distribute all laminate flooring products that have been ordered from Bossco or are in our assigns' possession at termination; and (vi) there are no set minimum quota requirements for product sales under the Agreement in the first year. Bossco will be obligated to assist in the completion of each sales order on a case-by-base basis, regardless of quantity. Following the first year of the Agreement, both parties will review sales activities during the prior year and review this provision of the Agreement.

As of the date of this Annual Report, the Agreement remains valid and in good standing.

COMPLIANCE WITH GOVERNMENT REGULATION

We do not believe that government regulation will have a material impact on the way we conduct our business.

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Gerry Jardine is our President and Chief Executive Officer and Chief Financial Officer and Treasurer. This individual is primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

WE WILL NEED TO RAISE ADDITIONAL FINANCING OR OUR BUSINESS MAY FAIL.

Our business plan calls for ongoing expenses in connection with the marketing and sales of laminate flooring. We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately ($28,757) from December 13, 2006 (inception) to March 31, 2008. As of March 31, 2008, we had an accumulated deficit of ($29,557) and had incurred losses of approximately ($28,367) during fiscal year ended March 31, 2008. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire inventory are more than we currently anticipate; or (ii) we encounter greater costs associated with general and administrative expenses or offering costs. We expect that we will only be able to continue operations for seven months without additional funding. We anticipate that additional funding will be needed for general administrative expenses and marketing costs.

In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan. We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds recently available to us is through the sale of additional shares of common stock or advances from our sole director.

WE WILL REQUIRE ADDITIONAL FUNDING IN THE FUTURE AND ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our marketing plan will be greatly limited. The terms and provisions of the Agreement and our current plans require us to make substantial capital expenditures for the exploration of our mineral exploration properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of mineral. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations. Furthermore, any additional funding we arrange through the sale of our common stock will result in dilution to existing shareholders.

OUR  BUSINESS  IS  DIFFICULT  TO  EVALUATE  BECAUSE WE HAVE A LIMITED  OPERATING
HISTORY.

In considering whether to invest in our common stock, you should consider that our inception was December 13, 2006 and, as a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance. In addition, we have not yet commenced business operations and, therefore, we face a high risk of business failure. Accordingly, you cannot evaluate our business, and therefore our future prospects, due to a lack of operating history. To date, our business development activities have consisted solely of negotiating and executing a marketing and sales distribution agreement with Bossco and initial marketing of laminate floor products. Bossco is not an affiliate of us. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises. In addition, there is no guarantee that we will be able to expand our business operations. Even if we expand our operations, at present, we do not know precisely when this will occur.

OUR SALES AND PROFITABILITY DEPEND SIGNIFICANTLY ON NEW RESIDENTIAL CONSTRUCTION AND HOME IMPROVEMENT ACTIVITY.

Our sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond our control. Some of these factors include employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood products, regional demographics and consumer confidence. Future downturns in the markets that we serve or in the economy generally could have a material adverse effect on our operating results and financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect our gross margins.

THE INDUSTRY IN WHICH WE COMPETE IS HIGHLY CYCLICAL AND ANY DOWNTURN RESULTING IN LOWER DEMAND OR INCREASED SUPPLY COULD HAVE A MATERIALLY ADVERSE IMPACT ON OUR FINANCIAL RESULTS.

The building products distribution industry is subject to cyclical market pressures caused by a number of factors that are out of our control, such as general economic and political conditions, levels of new construction, home improvement and remodeling activity, interest rates, weather and population growth. We are most impacted by changes in the demand for new homes and in general economic conditions that impact the level of home improvements. Changes in market demand for new homes and for home improvements occur periodically and vary in severity. We believe that we would be impacted disproportionately by market downturns because we tend not to be a major supplier. Secondary suppliers tend to have orders reduced or eliminated before major suppliers do. There is no reasonable way to predict with accuracy the timing or impact of market downturns. The extent that cyclical market factors adversely impact overall demand for building products or the prices that we can charge for our products, our net sales and margins would likely decline. In addition, the unpredictable nature of the cyclical market factors that impact our industry make it difficult to forecast our operating results.

CERTAIN FACTORS BEYOND OUR CONTROL MAY HAVE A MATERIALLY ADVERSE IMPACT ON OUR FINANCIAL RESULTS, INCLUDING AVAILABILITY OF RAW MATERIALS AND SOURCES PRODUCT ISSUES, CONSUMER PREFERENCE AND COMPETITION, AND INTERNATIONAL TRADE AND OPERATIONS.

AVAILABILITY OF RAW MATERIALS. The cost and availability of raw materials, packaging materials, energy and sourced products are critical to our operations. The cost of these items has been volatile in recent years and availability has sometimes been tight. We source these materials from one supplier, which increases the risk of unavailability. Limited availability could cause us to reformulate products or limit our production. The impact of increased costs is greatest where our ability to pass along increased costs through price increases on our products is limited, whether due to competitive pressures or other factors.

CONSUMER PREFERENCE AND COMPETITION. Our customers consider our products' performance, product styling, customer service and price when deciding whether to purchase our products. Shifting consumer preference in our highly competitive markets, e.g. from residential vinyl products to other flooring products, styling preferences, or inability to offer new competitive performance features could hurt our sales. For certain products, there is excess industry capacity in several geographic markets, which tends to increase price competition, as does competition from overseas competitors with lower cost structures.

INTERNATIONAL TRADE AND OPERATIONS. A significant portion of our products move in international trade, particularly between Russia and the United States. International trade is subject to currency exchange fluctuations, trade regulations, import duties, logistics costs and delays and other related risks. They are also subject to variable tax rates, credit risks in emerging markets, political risks, uncertain legal systems, restrictions on repatriating profits to the U.S. and loss of sales to local competitors following currency devaluations in countries where we import products for sale.

THE  BUILDING  PRODUCTS   DISTRIBUTION  INDUSTRY  IS  EXTREMELY  FRAGMENTED  AND
COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH OUR EXISTING COMPETITORS OR NEW ENTRANTS INTO THE MARKETS WE SERVE.

The building products distribution industry is extremely fragmented and competitive. Our competition varies by product line, customer classification and geographic market. The principal competitive factors in our industry are pricing and availability of product, service and delivery capabilities, ability to assist with problem-solving, customer relationships, geographic coverage and breadth of product offerings. We compete with many local, regional and national building materials distributors and dealers. In addition, some product manufacturers sell and distribute their products directly to our customers, and the volume of such direct sales could increase in the future. Additionally, manufacturers of products similar to those distributed by us may elect to sell and distribute to our customers in the future or enter into exclusive supplier arrangements with other distributors. Most of our competitors have greater financial resources and may be able to withstand sales or price decreases better than we can. We also expect to continue to face competition from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

ALL OF OUR PRODUCTS PURCHASES WILL BE MADE FROM ONE SUPPLIER. IF THAT SUPPLIER DECREASED OR TERMINATED ITS RELATIONSHIP WITH US, OUR BUSINESS WOULD LIKELY FAIL IF WE ARE UNABLE TO FIND A SUBSTITUTE FOR THAT COMPANY.

As a result of being totally dependent on a single wholesale supplier located in Russia, we may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, increased pressure, timing and availability of export licenses, foreign currency exchange fluctuations, the burden of complying with a variety of foreign laws and treaties, and uncertainties relative to regional, political and economic circumstances. We purchase substantially all of our products from Bossco. Our agreement with this company does not prevent it from supplying its laminate flooring products to our competitors or directly to consumers. If this company decreased, modified or terminated its association with us for any other reason, we would suffer an interruption in our business unless and until we found a substitute for that supplier. If we were unable to find a substitute for that supplier, our business would likely fail. We cannot predict what the likelihood would be of finding an acceptable substitute supplier.

WE WILL ENCOUNTER INTENSE COMPETITION, WHICH COULD LEAD TO GREATER EXPENSES IN ESTABLISHING A POSITION WITHIN THE MARKETPLACE; IF WE ARE UNABLE TO MEET THE DEMAND OF THESE EXPENSES OUR BUSINESS WOULD FAIL.

We will face intense competition from other businesses that sell and distribute hardwood flooring products including Internet distributors and companies with store front sales of hardwood flooring products. These competitors will have longer operating histories, greater brand name recognition, and larger installed customer bases. Competition will pose the following hurdles to our success: (i) established competition will have significantly more financial resources, research and development facilities, and marketing experience than ours and may create future developments that will render our proposed business plan obsolete;
(ii) new entrants into our targeted industry segment although we believe that the demand for laminate flowing will grow; (iii) we will likely need to obtain and maintain certain advantages over our competitors and maintaining such advantages will require a continued high level of investment by us in marketing, sales, and customer support; (iv) there can be no assurance that we will have sufficient resources to maintain our marketing, sales and customer support efforts on a competitive basis or that we will be able to make the technological advances necessary to maintain a competitive advantage with respect to proposed business; and (v) increased competition could result in price reductions, fewer product orders, and reduced operating margins, any of which could materially and adversely affect our business, financial condition, and results of operations.

WE CURRENTLY HAVE NO CUSTOMERS. IF WE ARE UNABLE TO GAIN CUSTOMERS OR DEVELOP MARKET ACCEPTANCE IN A RELATIVELY SHORT PERIOD OF TIME, WE WILL FAIL.

Selling laminate flooring products is a relatively new and emerging market. There can be no assurance that customers will adopt our proposed business. Accordingly, we cannot accurately estimate the potential demand for the products we anticipate selling. We believe that the acceptance of laminate flooring products will depend on our ability to: (i) effectively market our flooring products that we anticipates selling; (ii) provide high quality customer support and be able to attract and retain customers; (iii) distribute and price the products in a manner that is engaging to customers; (iv) develop and maintain a favorable reputation among clientele and potential customers; and (v) withstand downturns in the general economic environment or any conditions that would slow sales of laminate flooring products.

IN THE FUTURE, WE MAY BE REQUIRED TO INCREASE OUR OPERATING EXPENSES IN ORDER TO GROW. ANY INCREASE OF EXPENSES THAT IS NOT OFFSET WITH REVENUE WILL RESULT IN LOSSES.

We plan to increase operating expenses in order to bring about and support higher sales of laminate flooring products, which will result in losses that we may not be able to offset with revenues. Specifically, we may plan to increase operating expenses to expand sales and marketing operations. If revenue falls below our expectations in any quarter and we are not able to quickly reduce spending in response, our operations will be adversely affected and may result in significant losses.

OUR SOLE DIRECTOR HAS AN INTEREST IN A COMPANY INVOLVED IN THE SAME INDUSTRY AND THERE IS A POTENTIAL CONFLICT OF INTEREST, INCLUDING THE AMOUNT OF TIME HE IS ABLE TO DEDICATE TO OUR BUSINESS OPERATIONS.

Our sole director is associated with another company that is engaged in business activities similar to those to be conducted by us. Mr. Alexander Dannikov is a general manager of Irkut Corporation, a private company that sells building materials in Russia and abroad. Irkut Corporation is not an affiliate of us. Potential conflicts of interest may arise in future that may cause our business to fail, including the amount of time he is able to dedicate to our business as well as additional conflict of interests over opportunities presented to our sole director during the performance of his duties.

OUR DIRECTOR HAS OTHER BUSINESS INTERESTS AND HE MAY NOT BE ABLE TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, WHICH MAY CAUSE OF BUSINESS TO FAIL.

Our president, Mr. Dannikov, intends to devote thirty percent of his business time to our affairs. It is possible that the demands on Mr. Dannikov from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Dannikov may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

WE MAY BE UNABLE TO RETAIN KEY EMPLOYEES OR CONSULTANTS OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Mr. Dannikov, our President/Chief Executive Officer, Secretary/Treasurer and Chief Financial Officer/Principal Accounting Officer and a director. Further, we do not have key man life insurance on this individual. We may not have the financial resources to hire a replacement if our officer was to die. The loss of service of this employee could therefore significantly and adversely affect our operations.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

RISKS RELATED TO OUR COMMON STOCK

SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET BY CERTAIN STOCKHOLDERS MAY RESULT IN SIGNIFICANT DOWNWARD PRESSURE ON THE PRICE OF OUR COMMON STOCK AND COULD AFFECT YOUR ABILITY TO REALIZE THE CURRENT TRADING PRICE OF OUR COMMON STOCK.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 26,200,000 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 2,240,000 pre-Forward Stock Split (11,200,000 post-Forward Stock Split) shares of our common stock pursuant to the Registration Statement declared effective on November 13, 2007 and are available for immediate resale which could have an adverse effect on the price of our common stock.

As of the date of this Annual Report, there are 15,000,000 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. See "Item 5.
Market for Common Equity and Related Stockholder Matters."

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

THE TRADING PRICE OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD WILL FLUCTUATE SIGNIFICANTLY AND STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget;
(iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

ADDITIONAL ISSUANCE OF EQUITY SECURITIES MAY RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. Common stock is our only authorized class of stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

OUR COMMON STOCK IS CLASSIFIED AS A "PENNY STOCK" UNDER SEC RULES WHICH LIMITS THE MARKET FOR OUR COMMON STOCK.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

OUR DIRECTOR AND OFFICER OWNS APPROXIMATELY 57.25% OF THE TOTAL ISSUED AND OUTSTANDING SHARES OF COMMON STOCK AND THUS CAN MAKE AND CONTROL CORPORATE DECISIONS.

Mr. Dannikov, our director and officer, owns approximately 57.25% of the total issued and outstanding shares of our common stock. Accordingly, he will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Dannikov may differ from the interests of the other stockholders.

OUR DIRECTOR AND OFFICER IS OUTSIDE THE UNITED STATES, WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST US OR OUR DIRECTOR OR OFFICER.

Our director and officer is a national and/or resident of Russia, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our director or officer, or enforce within the United States or Canada any judgments obtained against us or our officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Russian court predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 2. DESCRIPTION OF PROPERY

We lease our principal office space located at 26 Utkina Street, Suite 10, Irtkutska, Russia. This office space is for the conduct of our business operations.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended March 31, 2008, the following matters were submitted to our stockholders for approval.

Based upon review of a wide variety of factors considered in connection with its evaluation of the Forward Stock Split and Name Change, the Board of Directors of the Company believed that the Forward Stock Split and Name Change would be in the best interests of the Company and its shareholders. The Board of Directors, therefore, authorized and directed the submission of an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the "Information Statement").

The Information Statement was filed with the Securities and Exchange Commission on March 11, 2008. The Information Statement was circulated to the shareholders of the Company in connection with the taking of corporate action without a meeting upon the written consent of ten (10) or less shareholders holding of record a majority of the outstanding shares of the Company's Common Stock (the "Written Consent"). As of February 21, 2008, (the "Record Date"), there were 26,200,000 Post-Forward stock split shares of the Company's Common Stock issued and outstanding. The names of the shareholders who signed the Written Consent and their respective equity ownership of the Company are as follows: (i) Alexander Dannikov holding of record 15,000,000 shares of common stock (57.25%);
(ii) Vitaliy  Vasyuk  holding of record  400,000 shares of common stock (1.54%);
(iii) Yevgenly Kubyshev holding of record 400,000 shares of common stock (1.54%); (iv) Andrey Kryukov holding of record 400,000 shares of common stock (1.54%); (v) Olga Deshina holding of re cord 400,000 shares of common stock
(1.54%); and (vi) Alexander Gilev holding of record 400,000 shares of common stock (1.54%).

The matters upon which action was taken effective March 27, 2008 pursuant to the Written Consent include the: (i) Forward Stock Split; and (ii) the Name Change.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "BCHO:OB" on approximately April 8, 2007. The market for our common stock is limited, and can be volatile. As of the date of this Annual Report, there has not been any trading in our shares.

As of July 1, 2008, we had 29 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

FORWARD STOCK SPLITS

APRIL 2008 FORWARD STOCK SPLIT

On February 21, 2008, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved the Forward Stock Split. Each of our shareholders holding one share of common stock was entitled to receive an additional four shares of our restricted common stock. The additional shares of our common stock to be issued to the shareholders in accordance with the Forward Stock Split were mailed on approximately April 15, 2008 without any action on the part of the shareholders.

The Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and of the shareholders. In our judgment the Forward Stock Split resulted in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the Forward Stock Split was to increase the marketability of our common stock.

The Forward Stock Split was effectuated with a record date of February 21, 2008 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split was implemented taking into account our authorized share capital and number of issued and outstanding shares of common stock as of the Record Date. Total issued and outstanding shares of common stock increased from 5,240,000 shares to 26,200,000 shares. The par value for our shares of common stock remained the same at $0.001.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We do not have any stock option plans. The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

                                 Number of Securities to be                                     Number of Securities
                                  Issued Upon Exercise of      Weighted-Average Exercise      Remaining Available for
                                    Outstanding Options,          Price of Outstanding         Future Issuance Under
        Plan Category               Warrants and Rights       Options, Warrants and Rights   Equity Compensation Plans
        -------------               -------------------       ----------------------------   -------------------------
Equity Compensation Plans
Approved by Security Holders                -0-                          -0-                             -0-

Equity Compensation Plans Not
Approved by Security Holders                -0-                          -0-                             -0-

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended March 31, 2008, we did engage in the sale or issuance of our shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (December 13, 2006) to year ended March 31, 2008, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a development stage company and have not generated any revenue to date. The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION

                                               Fiscal Years Ended
                                              March 31, 2008 and           For the Period from
                                            From December 13, 2006          December 13, 2006
                                            (Date of Inception) to       (Date of Inception) to
                                                March 31, 2007                  March 31,
                                            2008               2007               2008
                                          --------           --------           --------
Costs and Expenses
  Bank charges and interest               $    164           $    390           $    554
  Filing and transfer agent fees            16,641                  0             16,641
  Office expenses                              267                  0                267
  Professional fees                         11,295                  0             11,295
                                          --------           --------           --------

Net Loss                                  $(28,367)          $   (390)          $(28,757)
                                          ========           ========           ========

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED MARCH 31, 2008 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2007.

Our net loss for fiscal year ended March 31, 2008 was ($28,367) compared to a net loss of ($390) during fiscal year ended March 31, 2007 (an increase of $27,977). During fiscal years ended March 31, 2008 and March 31, 2007, we did not generate any revenue.

During fiscal year ended March 31, 2008, we incurred expenses of $28,367 compared to $390 incurred during fiscal year ended March 31, 2007 (an increase of $27,977). These expenses incurred during fiscal year ended March 31, 2008 consisted of: (i) bank charges and interest of $164 (2007: $390); (ii) filing and transfer agent fees of $16,641 (2007: $-0-); (iii) office expenses of $267 (2007: $-0-); and (iv) professional fees of $11,295 (2007: $-0-).

Expenses incurred during fiscal year ended March 31, 2008 compared to fiscal year ended March 31, 2007 increased primarily due to the increased scale and scope of business operations, including the filing of the Registration Statement. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss during fiscal year ended March 31, 2008 was ($28,367) compared to a net loss of ($390) during fiscal year ended March 31, 2007. The weighted average number of shares outstanding was 26,200,000 for fiscal year ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2008

As at fiscal year ended March 31, 2008, our current assets were $9,643 and our current liabilities were $13,000, which resulted in a working capital deficit of $3,357. As at fiscal year ended March 31, 2008, current assets were comprised of $9,643 in cash. As at fiscal year ended March 31, 2008, current liabilities were comprised of $3,000 in accounts payable and accrued liabilities and $10,000 in loan from related party.

As at fiscal year ended March 31, 2008, our total assets were $9,643 comprised entirely of current assets. The decrease in total assets during fiscal year ended March 31, 2008 from fiscal year ended March 31, 2007 was primarily due to the decrease in cash and cash equivalents relating to payment of our expenses.

As at fiscal year ended March 31, 2008, our total liabilities were $13,000 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended March 31, 2008 from fiscal year ended March 31, 2007 was primarily due to the increase in loan from related party.

Stockholders' equity (deficit) increased from $25,010 for fiscal year ended March 31, 2007 to ($3,357) for fiscal year ended March 31, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For fiscal year ended March 31, 2008, net cash flows used in operating activities was ($25,859) consisting primarily of a net loss of ($28,367). For fiscal year ended March 31, 2007, net cash flows from operating activities was $102 consisting primarily of a net loss of ($390). During fiscal year ended March 31, 2008, net cash flows used in operating activities was adjusted by $2,508 (2007: $492) in accounts payable and accrued liabilities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended March 31, 2008, net cash flows provided from financing activities was $10,000 compared to $25,400 for fiscal year ended March 31, 2007. Cash flows from financing activities for fiscal year ended March 31, 2008 consisted of $10,000 in loan from related party as compared to $25,400 in sale of common stock for fiscal year ended March 31, 2007.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; and (ii) working capital. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, and other than our obligations to be incurred under the Agreement and the Assignment Agreement, we do not have any other material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2008 and March 31, 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This adoption of this standard does not have a significant effect on our future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this standard does not have a significant effect on our future reporting financial position or results of operation.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The adoption of this standard does not have a significant effect on our future reporting financial position or results of operation.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect our credit risk. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. We do not expect the adoption of this new standard to have a material impact on our financial position, results of operation or cash flows.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires us to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. We are required to record an asset in our financial statements if a plan is over-funded or record a liability in our financial statements if a plan is under-funded with a corresponding offset to shareholders' equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders' equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires us to measure the value of its assets and liabilities as of the end of our fiscal year ending after December 15, 2008. We have implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006. We do not expect the adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. We have not yet determined the impact that the adoption of FSP 00-19-2 will have on our financial statements. We do not expect the adoption of this new standard to have a material impact on our financial position, results of operation or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 " ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities" (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. We do not expect that the adoption of EITF 07-3 will have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"BUSINESS COMBINATIONS" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and we are currently evaluating the effect, if any, that the adoption will have on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. Following the effectiveness of SFAS No. 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders' equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders' equity. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material impact on our financial position, results of operation or cash flows.

In March 2008, the Financial Accounting Standards Board (the "FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS 133; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires: disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm.

Balance Sheets as at March 31, 2008 and March 31, 2007.

Statements of Losses For Fiscal Years Ended March 31, 2008 and March 31, 2007 and for the Period December 13, 2006 (Date of Inception) to March 31, 2008.

Statement of Changes in Stockholders' Equity/(Deficiency) for the Period December 13, 2006 (Date of Inception) to March 31, 2008.

Statements of Cash Flows for the Fiscal Years Ended March 31, 2008 and March 31, 2007 and for the Period December 13, 2006 (Date of Inception) to March 31, 2008.

Notes to Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent accountant from inception to current date is RBSM, LLP, 5 West 37th Street, 9th Floor, New York City, New York. The report of RBSM on our financial statements for fiscal year ended March 31, 2008 and March 31, 2007 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During fiscal year ended March 31, 2008, there were no disagreements between us and RBSM, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Stafford, would have caused Stafford to make reference thereto in its report on our audited financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Mr. Dannikov, our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Mr. Dannikov concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our

Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2008. When established, the audit committee's primary function will be to provide advice with respect our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

ITEM 8A(T)

Not applicable.

ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages, positions held are as follows:

      Name                  Age             Position with the Company
      ----                  ---             -------------------------

Alexander Dannikov          29     President/Chief Executive Officer,
                                   Secretary/Treasurer, Chief Financial Officer,
                                   Principal Accounting Officer and a Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of our director, executive officer and key employee during at least the past five years, indicating his principal occupation during the period, and the name and principal business of the organization by which he was employed, and including other directorships held in reporting companies.

ALEXANDER DANNIKOV has acted as our sole director and officer since our incorporation on December 13, 2006. Since November 2006, Mr. Dannikov has worked as General Manager of Irkut Corporation, a private company that sells building materials in Russia and abroad. From January 2005 to November 2006, Mr. Dannikov has worked for Avalon Video company as Assistant Director where he was involved in marketing, recruiting, staff training, performing supervisory functions, monitoring service quality and employee performance. Since August 2001, Mr. Dannikov was initially employed as a manager for Hoztorg, a wholesale company involved in distributing household goods in the Irkutsk region where he was responsible for organizing cargo transportation, wholesale and retail trade. He became a director of the company in June 2003. From June 2003 to January 2005, when Mr. Dannikov acted as a director of Hoztorg, his responsibilities were business administration, staff management, and customer relations and marketing. Mr. Dannikov graduated with a Bachelor of Social Sciences Degree in regional studies from Irkutsk State University in June 2003. His degree specialization was "Administration of Territories (Siberian region)". Mr. Dannikov devotes 30% of his business time to our affairs. He is responsible for managing our business operations and overseeing day-to-day affairs, including all administrative aspects.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended March 31, 2008.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal year ended March 31, 2008 (the "Named Executive Officer"). Certain of our current officers/directors are not included in the Summary Compensation Table since their respective appointment dates occurred simultaneous with or subsequent to fiscal year ended March 31, 2008.

                           SUMMARY COMPENSATION TABLE


                                                                       Non-Equity      Nonqualified
 Name and                                                              Incentive         Deferred
 Principal                                       Stock      Option        Plan         Compensation     All Other
 Position         Year     Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------         ----     ---------  --------  ---------  ---------  ---------------   -----------   ---------------  ---------
Alexander      2007/2008     $ 0          0         0          0            --              --              --             0
Dannikov,
President/CEO/
Secretary/
Treasurer
and CFO

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED MARCH 31, 2008

As of the date of this Annual Report, we do not have a stock option plan. The following table reflects as at March 31, 2008 no stock options have been granted to the Named Executive Officer:

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   -------------------------------------------------
                                                                                                                        Equity
                                                                                                                       Incentive
                                                                                                           Equity        Plan
                                                                                                          Incentive     Awards:
                                                                                                            Plan       Market or
                                                                                                           Awards:      Payout
                                             Equity                                                       Number of    Value of
                                            Incentive                            Number                   Unearned     Unearned
                                           Plan Awards;                            of          Market      Shares,      Shares,
            Number of      Number of        Number of                            Shares       Value of    Units or     Units or
           Securities     Securities       Securities                           or Units     Shares or     Other         Other
           Underlying     Underlying       Underlying                           of Stock      Units of     Rights       Rights
           Unexercised    Unexercised      Unexercised    Option     Option       That       Stock That     That         That
            Options         Options         Unearned     Exercise  Expiration   Have Not      Have Not    Have Not     Have Not
Name      Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date      Vested(#)     Vested($)   Vested(#)    Vested(#)
----      -------------- ----------------  ----------     -----       ----      ---------     ---------   ---------    ---------
Alexader       0               0                0           0          n/a          0             0           0            0
Dannikov

The following table sets forth information relating to compensation paid to our directors during fiscal year ended March 31, 2008:

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Alexander Dannikov   0          0          0             0               0               0             0

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we have not entered into any contractual agreements with our executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 26,200,000 shares of common stock issued and outstanding.

   Name and Address                Amount and Nature of        Percentage of
of Beneficial Owner(1)            Beneficial Ownership(1)   Beneficial Ownership
----------------------            -----------------------   --------------------

DIRECTORS AND OFFICERS:

Alexander Dannikov                     15,000,000                   57.25%
26 Utkina Street, Suite 10
Irtkutsk, Russia 664007

All executive officers and             15,000,000                   57.25%
 directors as a group (1 person)

----------
*    Less than one percent.
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 26,200,000 shares issued and outstanding. Beneficial ownership amounts reflect the Forward Stock Split.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12. CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
         INDEPENDENCE

LOAN FROM RELATED PARTY

On February 27, 2008, Alexander Dannikov, our director provided a loan to us in the sum of $10,000 in connection with our business operations. The loan is non-interest bearing, secured and payable upon demand.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.                               Document
-----------                               --------

    3.1              Articles of Incorporation (1)

    3.2              Bylaws (1)

   10.1              Marketing and Sales Distribution Agreement dated March 9,
                     2007. (1)

   31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

   31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

   32.1              Certification   of  Chief   Executive   Officer  and  Chief
                     Financial Officer Under Section 1350 as Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act.

----------
(1) Incorporated by reference from Form SB-2 filed with the Securities and Exchange Commission on July 12, 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended March 31, 2008, we incurred approximately $13,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended March 31, 2008 and for the review of our financial statements for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007.

During fiscal year ended March 31, 2007, we incurred approximately $5,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended March 31, 2007.

During fiscal year ended March 31, 2008, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BOSCO HOLDINGS INC.


Dated: July 7, 2008                       By: /s/ Alexander Dannikov
                                              ----------------------------------
                                              Alexander Dannikov,
                                              President/Chief Executive Officer



Dated: July 7, 2008                       By: /s/ Alexander Dannikov
                                              ----------------------------------
                                              Alexander Dannikov
                                              Treasurer/Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM            F-1

BALANCE SHEET AS OF MARCH 31, 2008 AND 2007                                  F-2

STATEMENT OF LOSSES FOR THE YEAR ENDED MARCH 31, 2008 AND 2007 AND
FOR THE PERIOD DECEMBER 13, 2006 (DATE OF INCEPTION) TO MARCH 31, 2008       F-3

STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE PERIOD
DECEMBER 13, 2006 (DATE OF INCEPTION) TO MARCH 31, 2008                      F-4

STATEMENT OF CASH FLOWS FOR THE YEAR ENDED MARCH 31, 2008 AND 2007
AND FOR THE PERIOD DECEMBER 13, 2006 (DATE OF INCEPTION) TO
MARCH 31, 2008                                                               F-5

NOTES TO THE FINANCIAL STATEMENTS                                            F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Bosco Holdings, Inc.

We have audited the accompanying balance sheets of Bosco Holdings, Inc. (the "Company"), a development stage company, as of March 31, 2008 and 2007, and the related statements of losses, stockholder's (deficit)/equity and cash flows for the year ended March 31, 2008, the period December 13, 2006 (date of inception) through March 31, 2007 and the period December 13, 2006 (date of inception) through March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bosco Holdings, Inc. at March 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended March 31, 2008, the period December 13, 2006 (date of inception) through March 31, 2007 and the period December 13, 2006 (date of inception) through March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/ RBSM LLP
                                                 ----------------------------
                                                 Certified Public Accountants
New York, New York
June 30, 2008

                              BOSCO HOLDINGS, INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                          March 31,          March 31,
                                                                            2008               2007
                                                                          --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $  9,643           $ 25,502
                                                                          --------           --------

      TOTAL ASSETS                                                        $  9,643           $ 25,502
                                                                          ========           ========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)/ EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                $  3,000           $    492
  Loans from related party                                                  10,000                 --
                                                                          --------           --------

      TOTAL CURRENT LIABILITIES                                             13,000                492
                                                                          --------           --------
STOCKHOLDERS' (DEFICIT )/ EQUITY:
  Common stock, $0.001par value, 75,000,000 shares authorized;
   26,200,000 shares issued and outstanding at March 31, 2008
   and 2007, respectively                                                   26,200             26,200
  Deficit accumulated during the development stage                         (29,557)            (1,190)
                                                                          --------           --------

      TOTAL STOCKHOLDERS' (DEFICIT) /EQUITY                                 (3,357)            25,010
                                                                          --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)/ EQUITY                     $  9,643           $ 25,502
                                                                          ========           ========


      See accompanying notes an integral part of these financial statements

                              BOSCO HOLDINGS, INC.
                          (A Development Stage Company)
                              Statements of Losses
--------------------------------------------------------------------------------


                                                                                                     Cumulative from
                                                                             December 13, 2006      December 13, 2006
                                                                                 (Date of               (Date of
                                                          Year Ended           Inception) to          Inception) to
                                                           March 31,             March 31,              March 31,
                                                             2008                  2007                   2008
                                                          -----------           -----------            -----------
Costs and Expenses:
  Bank charges and interest                               $       164           $       390            $       554
  Filing and transfer agent fees                               16,641                    --                 16,641
  Office expenses                                                 267                    --                    267
  Professional fees                                            11,295                    --                 11,295
                                                          -----------           -----------            -----------
      Total operating expenses                                 28,367                   390                 28,757
                                                          -----------           -----------            -----------

Net loss from operations                                      (28,367)                 (390)               (28,757)
Net loss before provision for income taxes                    (28,367)                 (390)
Income taxes (benefit)                                             --                    --                     --
Net loss                                                  $   (28,367)          $      (390)           $   (28,757)
                                                          ===========           ===========            ===========

Loss per share - Basic and diluted                        $     (0.00)          $     (0.00)
                                                          ===========           ===========

Weighted Average Number of Common Shares Outstanding       26,200,000            26,200,000
                                                          ===========           ===========


    See accompanying notes are an integral part of these financial statements

                              BOSCO HOLDINGS, INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Deficit/ Equity
          From December 13, 2006 (Date of Inception) to March 31, 2008
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                    Accumulated
                                         Number of                    Additional      During
                                          Common                       Paid-in      Development
                                          Shares        Amount         Capital         Stage           Total
                                          ------        ------         -------         -----           -----
March 31, 2007
  Subscribed for cash at $0.0002        15,000,000    $ 15,000       $ (12,000)      $     --       $  3,000

March 31, 2007
  Subscribed for cash at $0.002         11,200,000      11,200          11,200             --         22,400
Reclassification adjustment for
 forward stock split                            --          --             800           (800)            --
Net loss                                        --          --              --           (390)          (390)
                                        ----------    --------       ---------       --------       --------

Balance as of March 31, 2007            26,200,000      26,200              --         (1,190)        25,010

Net loss                                        --          --              --        (28,367)       (28,367)
                                        ----------    --------       ---------       --------       --------

Balance as of March 31, 2008            26,200,000    $ 26,200       $      --       $(29,557)      $ (3,357)
                                        ==========    ========       =========       ========       ========


   See accompanying notes are and integral part of these financial statements

                              BOSCO HOLDINGS, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------


                                                                                                       Cumulative from
                                                                                 December 13, 2006    December 13, 2006
                                                                                     (Date of             (Date of
                                                                  Year Ended       Inception) to        Inception) to
                                                                   March 31,         March 31,            March 31,
                                                                     2008              2007                 2008
                                                                   --------          --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $(28,367)         $   (390)            $(28,757)
  Adjustments to reconcile net loss to net cash
   Accounts payable and accrued liabilities                           2,508               492                3,000
                                                                   --------          --------             --------

          Net cash (used in) provided by operating activities       (25,859)              102              (25,757)
                                                                   --------          --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related party                                           10,000                --               10,000
  Sale of common stock                                                   --            25,400               25,400
                                                                   --------          --------             --------

          Net cash provided by financing activities                  10,000            25,400               35,400
                                                                   --------          --------             --------

Net (decrease) increase in cash and equivalents                     (15,859)           25,502                9,643

Cash and equivalents at beginning of the period                      25,502                --                   --
                                                                   --------          --------             --------

Cash and equivalents at end of the period                          $  9,643          $ 25,502             $  9,643
                                                                   ========          ========             ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                         $     --          $     --             $     --
                                                                   ========          ========             ========
  Tax                                                              $     --          $     --             $     --
                                                                   ========          ========             ========


    See accompanying notes are an integral part of these financial statements

                              BOSCO HOLDINGS, INC.
                          (A Development Stage Company)
                        Notes To The Financial Statements
                                 March 31, 2008
--------------------------------------------------------------------------------

1. NATURE AND CONTINUANCE OF OPERATIONS

     Bosco Holdings , Inc. ("the Company") was incorporated under the laws of the State of Nevada, on December 13, 2006. The Company is in the development stage as defined under Statement on Financial Accounting
     Standards No. 7, Development Stage Enterprises ("SFAS No.7") and its efforts are primarily devoted marketing and distributing laminate flooring to the wholesale and retail markets throughout North America. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, December 13, 2006 through March 31, 2008 the Company has accumulated losses of $29,557.

     The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $29,557 as at March 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

     On March 27, 2008, the Company changed its name to "Bosco Holdings Inc." from "Bosco Flooring Inc"

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

                              BOSCO HOLDINGS, INC.
                          (A Development Stage Company)
                        Notes To The Financial Statements
                                 March 31, 2008
--------------------------------------------------------------------------------

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

     At March 31, 2008 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

     RESEARCH AND DEVELOPMENT

     The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial
     Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 the period from December 13, 2006 (date of inception) to March 31, 2008.

                              BOSCO HOLDINGS, INC.
                          (A Development Stage Company)
                        Notes To The Financial Statements
                                 March 31, 2008
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts as of March 31, 2008 and 2007..

     REVENUE RECOGNITION

     The Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

     From the date of inception through March 31, 2008, the Company has not generated any revenue to date.

     ADVERTISING

     The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended March 31, 2008 and 2007..

     LIQUIDITY

     As shown in the accompanying financial statements, the Company has incurred a net loss of $29,557 for the period ended March 31, 2008 since inception. As of March 31, 2008, the Company's has excess of current liabilities over its current assets by $3,357, with cash and cash equivalents representing $9,643.

                              BOSCO HOLDINGS, INC.
                          (A Development Stage Company)
                        Notes To The Financial Statements
                                 March 31, 2008
--------------------------------------------------------------------------------

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

     The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the period beginning December 13, 2006. The Company did not record any compensation expense in the year of 2008 because there were no stock options outstanding prior to the adoption or at March 31, 2008.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this standard does not to have a significant effect on the Company's future reported financial position or results of operations.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this standard does not to have a significant effect on the Company's future reported financial position or results of operations

                              BOSCO HOLDINGS, INC.
                          (A Development Stage Company)
                        Notes To The Financial Statements
                                 March 31, 2008
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     On July 13, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The adoption of this standard does not to have a significant effect on the Company's future reported financial position or results of operations

     On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not expect the adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

     In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires the Company to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. The Company is required to record an asset in its financial statements if a plan is overfunded or record a liability in its financial statements if a plan is underfunded with a corresponding offset to shareholders' equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders' equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires the Company to measure the value of its assets and liabilities as of the end of its fiscal year ending after December 15, 2008. The Company has implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006. The Company does not expect the adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

     In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect the adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

                              BOSCO HOLDINGS, INC.
                          (A Development Stage Company)
                        Notes To The Financial Statements
                                 March 31, 2008
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 " ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

     In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities" (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. Following the effectiveness of SFAS No. 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders' equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders' equity. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

     In March 2008, the Financial Accounting Standards Board (the "FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS 133; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires: disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows

                              BOSCO HOLDINGS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2008
--------------------------------------------------------------------------------

3. COMMON STOCK

     The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized. As of March 31, 2008 and 2007 the company has issued and outstanding 26,200,000 shares of common stock.

     During the year March 31, 2007, the Company issued 26,200,000 shares of common stock for total cash proceeds of $25,400. At March 31, 2008 there were no outstanding stock options or warrants.

     On February 21, 2008, the Company's Board of Directors authorized and declared a five-for-one forward stock split of the Company's common stock. The stock split was effected in the form of a stock dividend distribution on March 27, 2008 to the stockholders on record on close of business February 21, 2008. The Stockholders received four additional shares of common stock for each share of common stock held as of the close of business on the record date.

     All share and per-share data have been restated to reflect this stock split

4. INCOME TAXES

     As of March 31, 2008, the Company had net operating loss carry forwards of approximately $28,757 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Components of deferred tax assets as of March 31, 2008 are as follows:

              Non current:
                Net operating loss carryforward          $ 4,300
                Valuation allowance                       (4,300)
                                                         -------

              Net deferred tax asset                     $    --
                                                         =======

     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company's financial statements and the adoption of FIN 48 did not have a material effect on the Company's financial statements for the year ended March 31, 2008.

5. MARKETING AND SALES DISTRIBUTION AGREEMENT

     On March 9, 2007, the Company entered into a Marketing and Sales Distribution Agreement with Bosco-Laminate Co. to market and distribute the laminate flooring products in North America.