Form 10-Q
period 2008-06-30
Bosco Holdings, Inc.
filed 2008-08-14
CIK 1403231

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the period ended June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to ____________

                         Commission File No. 333-144509

                              Bosco Holdings, Inc.
                 (Name of small business issuer in its charter)

            Nevada                                        98-0534794
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                           26 Utkina Street, Suite 10
                             Irkutsk, Russia 664007
                    (Address of principal executive offices)

                                 7-3952-681-878
                           (Issuer's telephone number)

Securities registered pursuant to                     Name of each exchange on
   Section 12(b) of the Act:                              which registered:
   -------------------------                              -----------------
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, $0.001
                                (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

          Applicable Only to Issuer Involved in Bankruptcy Proceedings
                        During the Preceding Five Years.

                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                    Outstanding as of August 11, 2008
      -----                                    ---------------------------------
Common Stock, $0.001                                        26,200,000

                              BOSCO HOLDINGS, INC.

                                    Form 10-Q

Part 1 FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3
          Balance Sheets
          Statements of Operations
          Statements of Cash Flows
          Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          16

Item 4.  Controls and Procedures                                             16

Part II. OTHER INFORMATION

Item 1 Legal Proceedings                                                     17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         17

Item 3.  Defaults Upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits                                                            19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOSCO HOLDINGS, INC
(A Development Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                         June 30,           March 31,
                                                                           2008               2008
                                                                         --------           --------
                                                                       (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $  7,990           $  9,643
                                                                         --------           --------

      TOTAL ASSETS                                                       $  7,990           $  9,643
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payables and accrues liabilities                              $  3,000           $  3,000
  Loans from related party                                                 10,000             10,000
                                                                         --------           --------

      TOTAL CURRENT LIABILITIES                                          $ 13,000           $ 13,000
                                                                         ========           ========

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001par value, 75,000,000 shares authorized;
   26,200,000 shares issued and outstanding                                26,200             26,200
  Additional paid-in-capital                                                 (800)              (800)
  Deficit accumulated during the development stage                        (30,410)           (28,757)
                                                                         --------           --------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (5,010)            (3,357)
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $  7,990           $  9,643
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC
(A Development Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------


                                                             Three Months          Three Months        From Inception on
                                                                Ended                 Ended           December 13, 2006 to
                                                               June 30,              June 30,              June 30,
                                                                 2008                  2007                  2008
                                                              -----------           -----------           -----------
EXPENSES
  General and Administrative Expenses                         $     1,653           $     8,365           $    30,410
                                                              -----------           -----------           -----------
      Total Expenses                                                1,653                 8,365                30,410
                                                              -----------           -----------           -----------

Net (loss) before Income Taxes                                     (1,653)               (8,365)              (30,410)
Income Tax Expenses                                                    --                    --                    --
                                                              -----------           -----------           -----------

Net (loss)                                                    $    (1,653)          $    (8,365)          $   (30,410)
                                                              ===========           ===========           ===========

(LOSS) PER COMMON SHARE - BASIC AND DILUTED                   $     (0.00)          $     (0.00)
                                                              ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           26,200,000            26,200,000
                                                              ===========           ===========


   The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------


                                                           Three Months       Three Months     From Inception on
                                                              Ended              Ended        December 13, 2006 to
                                                             June 30,           June 30,           June 30,
                                                               2008               2007               2008
                                                             --------           --------           --------
OPERATING ACTIVITIES
  Net (loss)                                                 $ (1,653)          $ (8,365)          $(30,410)
  Accounts payables and accrues liabilities                        --                 --              3,000
                                                             --------           --------           --------

          Net cash (used) for operating activities             (1,653)            (8,365)           (27,410)
                                                             --------           --------           --------
FINANCING ACTIVITIES
  Loans from related party                                         --                 --             10,000
  Sale of common stock                                             --                 --             25,400
                                                             --------           --------           --------

          Net cash provided by financing activities                --                 --             35,400
                                                             --------           --------           --------

Net increase (decrease) in cash and equivalents                (1,653)            (8,365)             7,990

Cash and equivalents at beginning of the period                 9,643             25,502                 --
                                                             --------           --------           --------

Cash and equivalents at end of the period                    $  7,990           $ 17,137           $  7,990
                                                             ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========
  Taxes                                                      $     --           $     --           $     --
                                                             ========           ========           ========

NON-CASH ACTIVITIES                                          $     --           $     --           $     --
                                                             ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2008
--------------------------------------------------------------------------------

1. NATURE AND CONTINUANCE OF OPERATIONS

Bosco Holdings, Inc. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on December 13, 2006. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") and its efforts are primarily devoted marketing and distributing laminate flooring to the wholesale and retail markets throughout North America. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, December 13, 2006 through June 30, 2008 the Company has accumulated losses of $30,410.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $30,410 as at June 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

BOSCO HOLDINGS, INC
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2008
--------------------------------------------------------------------------------

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

At June 30, 2008 a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

RESEARCH AND DEVELOPMENT
The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 the period from December 13, 2006 (date of inception) to June 30, 2008.

CONCENTRATIONS OF CREDIT RISK
Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at June 30, 2008.

BOSCO HOLDINGS, INC
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2008
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION
The Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting
Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant. From the date of inception through June 30, 2008, the Company has not generated any revenue to date.

ADVERTISING
The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended June 30, 2008.

LIQUIDITY
As shown in the accompanying financial statements, the Company has incurred a net loss of $30,410 for the period ended June 30, 2008. As of June 30, 2008, the Company's has excess of current liabilities over its current assets by $5,010, with cash and cash equivalents representing $7,990.

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the period beginning December 13, 2006. The Company did not record any compensation expense in the year of 2008 because there were no stock options outstanding prior to the adoption or at June 30, 2008.

BOSCO HOLDINGS, INC
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2008
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

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

BOSCO HOLDINGS, INC
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2008
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires the Company to record the funded status of its defined benefit pension and other postretirement plans in its financial BOSCO HOLDINGS, INC (A Development Stage Company) Notes To The Financial Statements June 30, 2008 statements. The Company is required to record an asset in its financial statements if a plan is over funded or record a liability in its financial statements if a plan is under funded with a corresponding offset to shareholders' equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders' equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires the Company to measure the value of its assets and liabilities as of the end of its fiscal year ending after December 15, 2008. The Company has implemented SFAS 158 using the required prospective method.

The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

3. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized. As of June 30, 2008 and the company has issued and outstanding 26,200,000 shares of common stock.

During the year March 31, 2007, the Company issued 26,200,000 shares of common stock for total cash proceeds of $25,400. At June 30, 2008 there were no outstanding stock options or warrants.

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

All shares and per-share data have been restated to reflect this stock split

BOSCO HOLDINGS, INC
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2008
--------------------------------------------------------------------------------

4. INCOME TAXES

As of June 30, 2008, the Company had net operating loss carry forwards of approximately $30,410 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. MARKETING AND SALES DISTRIBUTION AGREEMENT

The Company entered into a Marketing and Sales Distribution Agreement with Bossco-Laminate Co., LTD to market and distribute the laminate flooring products in North America.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

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

RECENT DEVELOPMENTS

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

RESULTS OF OPERATION

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

THREE MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2007

Our net loss for the three-month period ended June 30, 2008 was approximately ($1,653) compared to a net loss of ($8,365) during the three-month period ended June 30, 2007 (a decrease of $6,712). During the three-month periods ended June 30, 2008 and 2007, we did not generate any revenue.

During the three-month period ended June 30, 2008, we incurred general and administrative expenses of approximately $1,653 compared to $8,365 incurred during the three-month period ended June 30, 2007 (a decrease of $6,712). The general and administrative expenses incurred during the three-month period ended June 30, 2008 consisted of corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss during the three-month period ended June 30, 2008 was ($1,653) or ($0.00) per share compared to a net loss of ($8,365) or ($0.00) per share during the three-month period ended June 30, 2007. The weighted average number of shares outstanding was 26,200,000 for the three-month periods ended June 30, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED JUNE 30, 2008

As at the three-month period ended March 31, 2008, our current assets were $7,990 and our current liabilities were $13,000, which resulted in a working capital deficiency of ($5,010). As at the three-month period ended June 30, 2008, current assets were comprised of $7,990 in cash. As at the three-month period ended June 30, 2008, current liabilities were comprised of $10,000 in loan from related party and $3,000 in accounts payable and accrued liabilities.

As at the three-month period ended June 30, 2008, our total assets were $7,990 comprised entirely of current assets compared to $9,643 at fiscal year ended March 31, 2008. The decrease in total assets during the three-month period ended June 30, 2008 from fiscal year ended March 31, 2008 was due to a decrease in cash.

As at the three-month period ended June 30, 2008, our total liabilities were $13,000 comprised entirely of current liabilities compared to $13,000 at fiscal year ended March 31, 2008. Liabilities remained unchanged from fiscal year ended March 31, 2008.

Stockholders' deficit increased from ($3,357) for fiscal year ended March 31, 2008 to ($5,010) for the three-month period ended June 30, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended June 30, 2008, net cash flows used in operating activities was ($1,653), consisting of a net loss of ($1,653). For the three-month period ended June 30, 2007, net cash flows used in operating activities was ($8,365), consisting of a net loss of ($8,365).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three-month period ended June 30, 2008, net cash flows provided from financing activities was $-0- compared to $-0- for the three-month period ended June 30, 2007.

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

At June 30, 2008, our current assets consisted of $7,990 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately four months, provided we do not organize any major events during that time period. Accordingly and as discussed above, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, and other than our obligations to be incurred under the Agreement, we do not have any other material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2008 and 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD"). The Russian Ruble has been informally pegged to the USD. However, Russia is under international pressure to adopt a more flexible exchange rate system. If the Russian Ruble were no longer pegged to the USD, rate fluctuations may have a material impact on our financial reporting and make realistic revenue projections difficult.

As the Russian Ruble may be our functional currency as it relates to the Agreement, the fluctuation of exchange rates of the Russian Ruble may have positive or negative impacts on our results of operations pertaining to acquisition of flooring. However, since all sales revenue and expenses will be denominated in the USD, the net income effect of appreciation and devaluation of the currency against the US Dollar will be limited to our net operating results.

INTEREST RATE

Interest rates in Russia are high and unstable and inflation is not well controlled. Any loans will relate primarily to business operations and will be short-term. However debt may be likely to rise with in connection with expansion and were interest rates to rise at the same time, this could become a significant impact on our operating and financing activities.

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management, including Mr. Dannikov, our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, Mr. Dannikov concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

FORWARD STOCK SPLIT

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS/ELECTION OF DIRECTORS/ APPOINTMENT OF CERTAIN OFFICERS/COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS

Effective June 30, 2008, our Board of Directors accepted the resignation of Alexander Dannikov as our Secretary. Mr. Dannikov remains as our Presidnet/Chief Executive Officer/Chief Financial Officer and a member of our Board of Directors. On the same date, the Board of Directors accepted the consent of Andrey Kryukov to act as our Secretary.

Mr. Kryukov graduated with a Bachelor Degree in Business from Baikal State Economic University in December 1998. Since that time, Mr. Kryukov has been self-employed as sole proprietor and owned several home restoration stores. He also provides consulting service for various companies involved in distribution of home restoration goods.

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

We had engaged Moore & Associates, Chartered ("Moore") as our principal independent registered public accounting firm effective July 25, 2008. Concurrent with this appointment, we accepted the resignation of RBSM, LLP ("RBSM"), effective July 25, 2008. The decision to change our principal independent registered public accounting firm has been approved by our Board of Directors.

The report of RBSM on our financial statements for fiscal year ended March 31, 2008 and the period December 13, 2006 (date of inception) through March 31, 2008 and fiscal year ended March 31, 2007 and the period December 13, 2006 (date of inception) through March 31, 2007 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our two most recent fiscal years and any subsequent interim period through the date of change in accountants, there were no disagreements between us and RBSM, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of RBSM, would have caused RBSM to make reference thereto in its reports on our audited financial statements. During our two most recent fiscal years and any subsequent interim period through the date of change in accountants, there were no reportable events,

We provided RBSM with a copy of the Current Report on Form 8-K and requested that RBSM furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not RBSM agrees with the statements made in the Current Report on Form 8-K with respect to RBSM and, if not, stating the aspects with which they do not agree. We received the requested letter from RBSM wherein they have confirmed their agreement to our disclosures in the Current Report with respect to RBSM. A copy of RBSM's letter was filed as an exhibit to the Current Report filed on August 11, 2008.

In connection with our appointment of Moore as our principal registered accounting firm at this time, we have not consulted Moore on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM 6. EXHIBITS

Exhibits:

     31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

     31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

     32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BOSCO HOLDINGS, INC.


Dated: August 13, 2008                  By: /s/ Alexander Dannikov
                                            -----------------------------------
                                            Alexander Dannikov, President and
                                            Chief Executive Officer


Dated: August 13, 2008                  By: /s/ Alexander Dannikov
                                            -----------------------------------
                                            Alexander Dannikov, Chief Financial
                                            Officer