Form 10-Q
period 2008-09-30
Bosco Holdings, Inc.
filed 2008-11-12
CIK 1403231

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the period ended September 30, 2008

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-144509

Bosco Holdings, Inc. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0534794 (I.R.S. Employer Identification No.)

26 Utkina Street, Suite 10 Irkutsk, Russia 664007 (Address of principal executive offices)

7-3952-681-878 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
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

Yes [X ]   No[    ]

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2008
Common Stock, $0.001	26,200,000

BOSCO HOLDINGS, INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

BOSCO HOLDINGS, INC (A Development Stage Company) Balance Sheets

Assets
	September 30	March 31
	2008	2008
	(Unaudited)	(Audited)
Current Assets
Cash	$14,199	$9,643
Total Assets	$14,199	$9,643

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrues liabilities	$5,000	$3,000
Loans from related party	$31,500	$10,000
Total Current Liabilities	$36,500	$13,000

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
26,200,000 shares issued and outstanding	26,200	26,200
Additional paid-in-capital	(800)	(800)
Deficit accumulated during the development stage	(47,701)	(28,757)
Total stockholders’ equity (deficit)	(22,301)	(3,357)
Total liabilities and stockholders’ equity (deficit)	$14,199	$9,643

The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007	From Inception on December 13, 2006 to September 30, 2008

Expenses
General and Administrative Expenses	$ 17,291	$ 3,018	$ 18,944	$ 11,383	$ 47,701
Total Expenses	$ 17,291	$ 3,018	$ 18,944	$ 11,383	$ 47,701
Net (loss) before Income Taxes	$ (17,291)	$ (3,018)	$ (18,944)	$ (11,383)	$ (47,701)
Income Tax Expenses	-	-	-	-	-

Net (loss)	$ (17,291)	$ (3,018)	$ (18,944)	$ (11,383)	$ (47,701)

(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	26,200,000	26,200,000	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007	From Inception on December 13, 2006 to September 30, 2008
Operating Activities
Net (loss)	$(18,944)	$(11,383)	$ (47,701)
Accounts payables and accrues liabilities	2,000	3,000	5,000
Net cash (used) for operating activities	(16,944)	(8,383)	(42,701)

Financing Activities
Loans from related party	21,500	-	31,500
Sale of common stock	-	-	25,400
Net cash provided by financing activities	21,500	-	56,900

Net increase (decrease) in cash and equivalents	4,556	(8,383)	14,199

Cash and equivalents at beginning of the period	9,643	25,502	-
Cash and equivalents at end of the period	$14,199	$17,119	$14,199

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2008

(Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Bosco Holdings, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on December 13, 2006.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and its efforts are primarily devoted marketing and distributing laminate flooring to the wholesale and retail markets throughout North America. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, December 13, 2006 through September 30, 2008 the Company has accumulated losses of $47,701.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $47,701 as at September 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2008

(Unaudited)

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

At September 30, 2008 a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 the period from December 13, 2006 (date of inception) to September 30, 2008.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at September 30, 2008.

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2008

(Unaudited)

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

From the date of inception through September 30, 2008, the Company has not generated any revenue to date.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended September 30, 2008.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $47,701for the period ended September 30, 2008. As of September 30, 2008, the Company's has excess of current liabilities over its current assets by $22,301, with cash and cash equivalents representing $14,199.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the period beginning December 13, 2006. The Company did not record any compensation expense in the year of 2008 because there were no stock options outstanding prior to the adoption or at September 30, 2008.

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2008

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Recent Accounting Pronouncements

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2008

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2008

(Unaudited)

3. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par  value of one tenth of one cent  ($0.001) per share and no other class of shares is authorized.  As of September 30, 2008 and  the company has issued and outstanding  26,200,000 shares of common stock.

During the year March 31, 2007,  the Company  issued  26,200,000  shares of common  stock for total cash  proceeds of $25,400.  At  September 30, 2008 there were no outstanding stock options or warrants.

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

All shares and per-share data have been restated to reflect this stock split

4. INCOME TAXES

 As of  September 30, 2008, the Company had net operating loss carry forwards of approximately $47,701 that may be available to reduce future years’ taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol “BCHO:OB”.

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Bosco Holdings, Inc.” refers to Bosco Holdings, Inc.

RECENT DEVELOPMENTS

April 2008 Forward Stock Split

On February 21, 2008, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of five for one (5:1) of our total issued and outstanding shares of common stock (the “Forward Stock Split”). Each of our shareholders holding one share of common stock was entitled to receive an additional four shares of our restricted common stock. The additional shares of our common stock to be issued to the shareholders in accordance with the Forward Stock Split were mailed on approximately April 15, 2008 without any action on the part of the shareholders.

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

On approximately March 9, 2007, we entered into a marketing and sales distribution agreement with Bossco (the “Agreement”), pursuant to which Bossco has agreed to manufacture certain types of laminate flooring products and fulfill our written purchase orders for these products in a timely manner. In accordance with the terms and provisions of the Agreement: (i) Bossco has agreed to manufacture and supply polish and relief surface laminate flooring with the dimensions of 1200 x 300 x 8 millimeters; and (ii) we will pay Bossco $12.00 per square meter of polish surface laminate and $12.5 per each square meter of relief surface laminate.

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

Six-Month Period Ended September 30, 2008 Compared to Six-Month Period Ended September 30, 2007

Our net loss for the six-month period ended September 30, 2008 was approximately ($18,944) compared to a net loss of ($11,383) during the six-month period ended September 30, 2007 (an increase of $7,561). During the six-month periods ended September 30, 2008 and 2007, we did not generate any revenue.

During the six-month period ended September 30, 2008, we incurred general and administrative expenses of approximately $18,944 compared to $11,383 incurred during the six-month period ended September 30, 2007 (an increase of $7,561). The general and administrative expenses incurred during the six-month period ended September 30, 2008 consisted of corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss during the six-month period ended September 30, 2008 was ($18,944) or ($0.00) per share compared to a net loss of ($11,383) or ($0.00) per share during the six-month period ended September 30, 2007. The weighted average number of shares outstanding was  26,200,000 for the six-month periods ended September 30, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Six-Month Period Ended September 30, 2008

As at the six-month period ended September 30, 2008, our current assets were $14,199 and our current liabilities were $36,500, which resulted in a working capital deficiency of ($22,301). As at the six-month period ended September 30, 2008, current assets were comprised of $14,199 in cash. As at the six-month period ended September 30, 2008, current liabilities were comprised of $31,500 in loan from related party and $5,000 in accounts payable and accrued liabilities.

As at the six-month period ended September 30, 2008, our total assets were $14,199 comprised entirely of current assets compared to $9,643 at fiscal year ended March 31, 2008. The increase in total assets during the six-month period ended September 30, 2008 from fiscal year ended March 31, 2008 was due to an increase in cash resulting from loans from related party.

 .

As at the six-month period ended September 30, 2008, our total liabilities were $36,500 comprised entirely of current liabilities compared to $13,000 at fiscal year ended March 31, 2008. The increase in liabilities during the six-month period ended September 30, 2008 from fiscal year ended March 31, 2008 was primarily due to the increase in loans from related party and accounts payables.

Stockholders’ deficit increased from ($3,357) for fiscal year ended March 31, 2008 to ($22,301) for the six-month period ended September 30, 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended September 30, 2008, net cash flows used in operating activities was ($16,944), consisting of a net loss of ($18,944) and accounts payables of $2,000. For the six-month period ended September 30, 2007, net cash flows used in operating activities was ($8,383), consisting of a net loss of ($11,383) and accounts payables of $3,000.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended September 30, 2008, net cash flows provided from financing activities was $21,500, consisting of $21,500 loan from related party. For the six-month period ended September 30, 2007, net cash flows provided from financing activities was $0.

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

At September 30, 2008, our current assets consisted of $14,199 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately eight months, provided we do not organize any major events during that time period. Accordingly and as discussed above, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  The Russian Ruble has been informally pegged to the USD.  However, Russia is under international pressure to adopt a more flexible exchange rate system. If the Russian Ruble were no longer pegged to the USD, rate fluctuations may have a material impact on our financial reporting and make realistic revenue projections difficult.

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

ITEM IV. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management, including Mr. Dannikov, our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Mr. Dannikov concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

We had engaged Moore & Associates, Chartered Accountants and Advisors (“Moore”) as our principal independent registered public accounting firm effective July 25, 2008. Concurrent with this appointment, we accepted the resignation of RBSM, LLP (“RBSM”), effective July 25, 2008. The decision to change our principal independent registered public accounting firm has been approved by our Board of Directors.

The report of RBSM on our financial statements for fiscal year ended March 31, 2008 and the period December 13, 2006 (date of inception) through March 31, 2008 and fiscal year ended March 31, 2007 and the period December 13, 2006 (date of inception) through March 31, 2007 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.  During our two most recent fiscal years and any subsequent interim period through the date of change in accountants, there were no disagreements between us and RBSM, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of RBSM, would have caused RBSM to make reference thereto in its reports on our audited financial statements. During our two most recent fiscal years and any subsequent interim period through the date of change in accountants, there were no reportable events,

We provided RBSM with a copy of the Current Report on Form 8-K and requested that RBSM furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not RBSM agrees with the statements made in the Current Report on Form 8-K with respect to RBSM and, if not, stating the aspects with which they do not agree.  We received the requested letter from RBSM wherein they have confirmed their agreement to our disclosures in the Current Report with respect to RBSM. A copy of RBSM’s letter was filed as an exhibit to the Current Report filed on August 11, 2008.

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

BOSCO HOLDINGS, INC.

Dated: November 12, 2008

By: /s/ Alexander Dannikov

-----------------------------------------------

Alexander Dannikov, President and

Chief Executive Officer

Dated: November 12, 2008

By: /s/ Alexander Dannikov

-----------------------------------------------

Alexander Dannikov, Chief Financial

Officer