Form 10-Q
period 2008-12-31
Bosco Holdings, Inc.
filed 2009-02-10
CIK 1403231

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the period ended December 31, 2008

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 10, 2009
Common Stock, $0.001	26,200,000

BOSCO HOLDINGS, INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

BOSCO HOLDINGS, INC (A Development Stage Company) Balance Sheets
Assets
	December 31	March 31
	2008	2008
	(Unaudited)	(Audited)
Current Assets
Cash	$14,930	$9,643
Total Assets	$14,930	$9,643

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrued liabilities	$5,175	$3,000
Loans from related party	$39,000	$10,000
Total Current Liabilities	$44,175	$13,000

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
26,200,000 shares issued and outstanding	26,200	26,200
Additional paid-in-capital	(800)	(800)
Deficit accumulated during the development stage	(54,645)	(28,757)
Total stockholders’ equity (deficit)	(29,245)	(3,357)
Total liabilities and stockholders’ equity (deficit)	$14,930	$9,643

The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months Ended December 31, 2008	Three Months Ended December31, 2007	Nine Months Ended December 31, 2008	Nine Months Ended December 31, 2007	From Inception on December 13, 2006 to December 31, 2008

Expenses
General and Administrative Expenses	$ 6,944	$ 6,023	$ 25,888	$ 17,406	$ 54,645
Total Expenses	$ 6,944	$ 6,023	$ 25,888	$ 17,406	$ 54,645
Net (loss) before Income Taxes	$ (6,944)	$ (6,023)	$ (25,888)	$ (17,406)	$ (54,645)
Income Tax Expenses	-	-	-	-	-

Net (loss)	$ (6,944)	$ (6,023)	$ (25,888)	$ (17,406)	$ (54,645)

(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	26,200,000	26,200,000	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Nine Months Ended December 31, 2008	Nine Months Ended December 31, 2007	From Inception on December 13, 2006 to December 31, 2008
Operating Activities
Net (loss)	$(25,888)	$(17,406)	$(54,645)
Accounts payables and accrued liabilities	2,175	3,000	5,175
Net cash (used) for operating activities	(23,713)	(14,406)	(49,470)

Financing Activities
Loans from related party	29,000	-	39,000
Sale of common stock	-	-	25,400
Net cash provided by financing activities	29,000	-	64,400

Net increase (decrease) in cash and equivalents	5,287	(14,406)	14,930

Cash and equivalents at beginning of the period	9,643	25,502	-
Cash and equivalents at end of the period	$14,930	$11,096	$14,930

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2008

(Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Bosco Holdings, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on December 13, 2006.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and its efforts are primarily devoted marketing and distributing laminate flooring to the wholesale and retail markets throughout North America. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, December 13, 2006 through December 31, 2008 the Company has accumulated losses of $54,645.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $54,645 as at December 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

December 31, 2008

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

At December 31, 2008 a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 the period from December 13, 2006 (date of inception) to December 31, 2008.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at December 31, 2008.

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2008

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

From the date of inception through December 31, 2008, the Company has not generated any revenue to date.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended December 31, 2008.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $54,645 for the period ended December 31, 2008. As of December 31, 2008, the Company's has excess of current liabilities over its current assets by $29,245, with cash and cash equivalents representing $14,930.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the period beginning December 13, 2006. The Company did not record any compensation expense in the year of 2008 because there were no stock options outstanding prior to the adoption or at December 31, 2008.

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2008

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

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2008

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2008

(Unaudited)

3. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par  value of one tenth of one cent  ($0.001) per share and no other class of shares is authorized.  As of December 31, 2008 and  the company has issued and outstanding  26,200,000 shares of common stock.

During the year March 31, 2007,  the Company  issued  26,200,000  shares of common  stock for total cash  proceeds of $25,400.  On  December 31, 2008 there were no outstanding stock options or warrants.

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

All shares and per-share data have been restated to reflect this stock split

4. INCOME TAXES

 As of  December 31, 2008, the Company had net operating loss carry forwards of approximately $54,645 that may be available to reduce future years’ taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. MARKETING AND SALES DISTRIBUTION AGREEMENT

 The Company entered into a Marketing and Sales Distribution Agreement with Bossco-Laminate Co., LTD to market and distribute the laminate flooring products in North America.

6. RELATED PARTY TRANSACTONS

On October 8, 2008 related party had loaned the Company $7,500 at the interest rate of 10%. The loan due upon demand and unsecured.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Bosco Holdings, Inc. was incorporated under the laws of the State of Nevada in December 13, 2006. We are engaged in the business of marketing and distributing laminate flooring in both the mass wholesale and retail markets throughout North America. As of the date of this Report, we have not commenced business operations other than the execution of a marketing and sales distribution agreement with our supplier, Bossco-Laminate Co., Ltd., a private Russian company.

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

Nine-Month Period Ended December 31, 2008 Compared to Nine-Month Period Ended December 31, 2007

Our net loss for the nine-month period ended December 31, 2008 was approximately ($25,888) compared to a net loss of ($17,406) during the nine-month period ended December 31, 2007 (an increase of $8,482). During the nine-month periods ended December 31, 2008 and 2007, we did not generate any revenue.

During the nine-month period ended December 31, 2008, we incurred general and administrative expenses of approximately $25,888 compared to $17,406 incurred during the nine-month period ended December 31, 2007 (an increase of $8,482). The general and administrative expenses incurred during the nine-month period ended December 31, 2008 consisted of corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss during the nine-month period ended December 31, 2008 was ($25,888) or ($0.00) per share compared to a net loss of ($17,406) or ($0.00) per share during the nine-month period ended December 31, 2007. The weighted average number of shares outstanding was  26,200,000 for the nine-month periods ended December 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

NIne-Month Period Ended December 31, 2008

As at the nine-month period ended December 31, 2008, our current assets were $14,930 and our current liabilities were $44,175, which resulted in a working capital deficiency of ($29,245). As at the nine-month period ended December 31, 2008, current assets were comprised of $14,930 in cash. As at the nine-month period ended December 31, 2008, current liabilities were comprised of $39,000 in loan from related party and $5,175 in accounts payable and accrued liabilities.

As at the nine-month period ended December 31, 2008, our total assets were $14,930 comprised entirely of current assets compared to $9,643 at fiscal year ended March 31, 2008. The increase in total assets during the nine-month period ended December 31, 2008 from fiscal year ended March 31, 2008 was due to an increase in cash resulting from loans from related party.

 .

As at the nine-month period ended December 31, 2008, our total liabilities were $44,175 comprised entirely of current liabilities compared to $13,000 at fiscal year ended March 31, 2008. The increase in liabilities during the nine-month period ended December 31, 2008 from fiscal year ended March 31, 2008 was primarily due to the increase in loans from related party and accounts payables.

Stockholders’ deficit increased from ($3,357) for fiscal year ended March 31, 2008 to ($29,245) for the nine-month period ended December 31, 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended December 31, 2008, net cash flows used in operating activities was ($23,713), consisting of a net loss of ($25,888) and accounts payables of $2,175. For the nine-month period ended December 31, 2007, net cash flows used in operating activities was ($14,406), consisting of a net loss of ($17,406) and accounts payables of $3,000.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-month period ended December 31, 2008, net cash flows provided from financing activities was $29,000, consisting of $29,000 loan from related party. For the nine-month period ended December 31, 2007, net cash flows provided from financing activities was $0.

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

At December 31, 2008, our current assets consisted of $14,930 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately six months, provided we do not organize any major events during that time period. Accordingly and as discussed above, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management, including Mr. Dannikov, our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, Mr. Dannikov concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

32.2

Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-

14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSCO HOLDINGS, INC.

Dated: February 10, 2009

By: /s/ Alexander Dannikov

-----------------------------------------------

Alexander Dannikov, President and

Chief Executive Officer

Dated: February 10, 2009

By: /s/ Alexander Dannikov

-----------------------------------------------

Alexander Dannikov, Chief Financial

Officer

EXHIBIT INDEX

Exhibits

31.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934

Rule 13a-14(a) or 15d-14(a).

31.2

Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934

Rule 13a-14(a) or 15d-14(a).

32.1

Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b)

and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley

Act of 2002.

32.2

Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b)

and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley

Act of 2002.