Form 10-K
period 2009-03-31
Bosco Holdings, Inc.
filed 2009-07-15
CIK 1403231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number 333-144509


                              BOSCO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                98-0534794
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation of Organization)                              Identification No.)

26 Utkina Street, Suite 10, Irkutsk, Russia                        664007
    (Address of principal executive offices)                     (Zip Code)

                                 7-3952-681-878
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of September 30, 2008, which was the last business day of the registrant's most recent second fiscal quarter, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $11,200,000 based on the last closing price of $1.00 per share on September 18, 2008.

Number of common shares outstanding at June 23, 2009: 26,200,000

                                TABLE OF CONTENTS

PART I
     Item 1.     Description of Business                                       3
     Item 1A.    Risk Factors                                                  7
     Item 1B.    Unresolved Staff Comments                                     8
     Item 2.     Properties                                                    8
     Item 3.     Legal Proceedings                                             8
     Item 4.     Submission of Matters to a Vote of Security Holders           8
PART II
     Item 5.     Market for Common Equity and Related Stockholder Matters      8
     Item 6.     Selected Financial Data                                       9
     Item 7.     Management's Discussion and Analysis or Results of
                 Operations                                                    9
     Item 7A.    Quantitative and Qualitative Disclosures about Market Risk   12
     Item 8.     Financial Statements and Supplementary Data                  13
     Item 9.     Changes In and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                     24
     Item 9A(T). Controls and Procedures                                      24
     Item 9B.    Other Information                                            25
PART III
     Item 10.    Directors, Executive Officers, Promoters and Control         25
                 Persons; Compliance with Section 16(a) of the Exchange
                 Act                                                          28
     Item 11.    Executive Compensation
     Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters                   29
     Item 13.    Certain Relationships, Related Transactions and Director
                 Independence                                                 29
     Item 14.    Principal Accountant Fees and Services                       30
PART IV
     Item 15.    Exhibits and Financial Statement Schedules                   30

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", "the Company", and "Bosco" mean Bosco Holdings, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

OVERVIEW

We were incorporated as a Nevada company on December 13, 2006. We are engaged in the business of marketing and distributing laminate flooring in both the mass wholesale and retail markets throughout North America. As of the date of this Annual Report, we have not commenced business operations other than the execution of a marketing and sales distribution agreement with our supplier, Bossco-Laminate Co., Ltd., a private Russian company. See " - Material Agreements".

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol "BCHO.OB".

CHANGE IN CORPORATE NAME

On February 21, 2008, our Board of Directors authorized and approved a change in our corporate name from Bosco Flooring, Inc. to Bosco Holdings, Inc. . The objective of the proposed change in our corporate name which was to more accurately reflect our proposed business activities. We believed that a name change would better communicate to the public our proposed and future nature of business operations. After obtaining the requisite shareholder approval, the name change was effected on March 27, 2008.

FORWARD STOCK SPLIT

On February 21, 2008, our Board of Directors authorized and approved a forward stock on a five for one basis of all of our total issued and outstanding shares of common stock. Each of our shareholders holding one share of common stock was entitled to receive an additional four shares of common stock. The additional shares of our common stock were issued to the shareholders in accordance with the Forward Stock Split on approximately April 15, 2008 without any action on the part of the shareholders.

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

Management believes that both laminate flooring and hardwood flooring can beautify a home. While hardwood is often thought to be a superior choice, there are several advantages to laminate flooring. Distinct differences between the two types of flooring often make laminate flooring a more attractive alternative. Solid hardwood of any thickness (most is 3/8" to 3/4") should be installed only above grade. Laminate flooring can be installed above or below grade. Some hardwood flooring is engineered, meaning that instead of solid hardwood, it is made of several wood layers with a hardwood veneer. Laminate flooring is usually 7mm to 8mm (5/16" to 3/8") thick and is also made of several layers. These are laminated together for stability and strength. The top surface of laminate flooring is a "photograph" of hardwood. High quality "photographs" faithfully reproduce the grain and color of natural hardwood and the surfaces on quality laminate flooring closely resemble real wood. Although many people insist on hardwood flooring, we believe that laminates are long lasting, durable, and affordable and quickly becoming one of the most popular types of flooring.

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

We intend to develop our retail network by initially focusing our marketing efforts on larger chain stores that sell various types of flooring, such as Home Depot. These businesses sell more flooring, have a greater budget for in- stock inventory and tend to purchase a more diverse assortment of flooring. By late 2009 and 2010, we intend to start negotiation with contractors and homebuilders and anticipate expanding our retail network to include small to medium size retail businesses whose businesses focus is limited to the sale of flooring. Any relationship we arrange with retailers for the wholesale distribution of our flooring will be non-exclusive. Accordingly, we will compete with other flooring vendors for positioning of our products in retail space.

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

On March 9, 2007, we entered into a marketing and sales distribution agreement with Bossco (the "Agreement"), pursuant to which Bossco has agreed to manufacture certain types of laminate flooring products and fulfill our written purchase orders for these products in a timely manner. In accordance with the terms and provisions of the Agreement: (i) Bossco has agreed to manufacture and supply polish and relief surface laminate flooring with the dimensions of 1200 x 300 x 8 millimeters; and (ii) we will pay Bossco $12.00 per square meter of polish surface laminate and $12.5 per each square meter of relief surface laminate.

The Agreement provides for the following additional terms and provisions: (i) we and our assignees may use the marketing information that Bossco provides us in all of our marketing and distribution efforts to sell the laminate flooring products and we agree not to make any marketing claim in regard to the products that are not supported by the information supplied by Bossco; (ii) from time to time Bossco can make reasonable adjustment to the price of the laminate flooring products by giving us written notification of such product price amendments;
(iii) although Bossco's price list acts as a guide for purchases made by us, both parties may negotiate discounts on any singular product purchase order provided to Bossco, including the purchase of laminate flooring from a manufacturing overrun situation; (iv) we agree to pay the price of product purchases by letter of credit or wire transfer prior to product shipment and are responsible for all related shipping costs, unless other arrangements have been expressly agreed to; (v) the Agreement can be terminated upon 60 days' written notice by either party (notwithstanding this provision, we or our assigns will be permitted to sell, market, and distribute all laminate flooring products that have been ordered from Bossco or are in our assigns' possession at termination; and (vi) there are no set minimum quota requirements for product sales under the Agreement in the first year. Bossco will be obligated to assist in the completion of each sales order on a case-by-case basis, regardless of quantity. Following the first year of the Agreement, both parties will review sales activities during the prior year and review this provision of the Agreement.

As of the date of this Annual Report, the Agreement remains valid and in good standing.

COMPLIANCE WITH GOVERNMENT REGULATION

We do not believe that government regulation will have a material impact on the way we conduct our business.

RESEARCH AND DEVELOPMENT

We have not spent any amounts on research and development activities during the year ended March 31, 2009. We anticipate that we will not incur any expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled "Management's Discussion and Analysis of Financial Position and Results of Operations".

INTELLECTUAL PROPERTY

As of March 31, 2009 we did not own any intellectual property.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our administrative office is located 26 Utkina Street, Suite 10, Irkutsk, Russia 664007. Our registered statutory office is located at 564 Wedge Land, Fernley, Nevada 89408.

ITEM 3. LEGAL PROCEEDINGS

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Shares of our common stock originally commenced trading on the OTC Bulletin Board under the symbol "BCSF.OB" on January 23, 2008. On April 8, 2008, our symbol changed to "BCHO.OB" to take into account our name change and forward stock split. There is a limited public market for our common stock. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on January 23, 2008 but as of March 31, 2009 our common stock has only traded on two days.

Our common stock is classified as a penny stock and as such, broker dealers dealing in our common stock will be subject to the disclosure rules for transactions involving penny stocks, which require the broker dealer to determine if purchasing our common stock is suitable for a particular investor. The broker dealer must also obtain the written consent of purchasers to purchase our common stock. The broker dealer must also disclose the best bid and offer prices available for our stock and the price at which the broker dealer last purchased or sold our common stock. These additional burdens imposed on broker dealers may discourage them from effecting transactions in our common stock, which could make it difficult for an investor to sell their shares.

HOLDERS

As of March 31, 2009, we had approximately 30 shareholders of record and 26,200,000 outstanding shares of common stock.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

None.

RECENT PURCHASES OF EQUITY SECURITIES BY US AND OUR AFFILIATED PURCHASES

As of March 31, 2009 we had not repurchased any of our common stock, and we have not publicly announced any repurchase plans or programs

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this annual report.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had cash of $12,527 in our bank accounts and a working capital deficit of $31,883 compared to $9,643 cash and working capital deficit of $3,357 as of March 31, 2008. As of March 31, 2009, we had total assets of $12,527 and total liabilities of $44,360. As of March 31, 2009 we have accumulated a deficit of $57,233.

From December 13, 2006 (date of inception) to March 31, 2009, we raised net proceeds of $26,200 in cash from the issuance of common stock. $nil was raised during the year ended March 31, 2008 and $26,200 was raised during the period from December 13, 2006 (inception) to March 31, 2009.

We used net cash of $26,116 in operating activities for the year ended March 31, 2009 compared to $25,859 for the period from December 13, 2006 (inception) to March 31, 2009.

As of March 31, 2009 we had cash of $12,527 in our bank accounts. We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out any business plan.

RESULTS OF OPERATIONS

LACK OF REVENUES

We have earned no revenues and have sustained operational losses since our inception on December 13, 2006 to March 31, 2009. As of March 31, 2009, we had an accumulated deficit of $57,233. We anticipate that we will not earn any revenues during the current fiscal year.

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our audited financial statements on March 31, 2009 and 2008 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

EXPENSES

From December 13, 2006 (date of inception) to March 31, 2009, our total expenses were $57,233. Our total expenses consisted solely of general and administrative expenses.

Our total expenses increased by $109 to $28,476 for the year ended March 31, 2009 from $28,367 for the period from December 13, 2006 (inception) to March 31, 2008. The increase in total expenses was mainly due a minor increase in operating expenses.

NET LOSS

For the year ended March 31, 2009 we incurred net loss of $28,476 compared to $28,367 for the year ended March 31, 2008. From December 13, 2006 (date of inception) to March 31, 2009, we incurred an aggregate net loss of $57,233. The net loss was primarily due to operating expenses. We incurred net loss of $0.00 per share for the year ended March 31, 2009 and a net loss of $0.00 per share for the year ended March 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

INFLATION

The effect of inflation on our revenues and operating results has not been significant.

KNOWN MATERIAL TRENDS AND UNCERTAINTIES

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from outside sources to sustain operations and meet our obligations on a timely basis, and ultimately upon our ability to attain profitability. We have limited capital with which to pursue our business plan

These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. The threat that we will be unable to continue as a going concern will be eliminated only when our revenues have reached a level that is able to sustain our business operations.

CRITICAL ACCOUNTING POLICIES

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 1 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R). To date, the Company has not adopted a stock option plan and has not granted any stock options.

INCOME TAXES

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

BASIC AND DILUTED NET LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128,"Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bosco Holdings, Inc.
(A Development Stage Company)
March 31, 2008


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bosco Holdings, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Bosco Holdings, Inc. (A Development Stage Company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended March 31, 2009, the period from inception on December 13, 2006 to March 31, 2008, and from inception on December 13, 2006 through March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bosco Holdings, Inc. (A Development Stage Company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 2009, the period from inception on December 13, 2006 to March 31, 2008, and from inception on December 13, 2006 through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $53,857, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
-------------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
June 11, 2009

 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

BOSCO HOLDINGS, INC.
(A Development Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                         March 31,          March 31,
                                                                           2009               2008
                                                                         --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $ 12,527           $  9,643
                                                                         --------           --------

      TOTAL ASSETS                                                       $ 12,527           $  9,643
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payables and accrued liabilities                              $  5,360           $  3,000
  Loans from related party                                                 39,000             10,000
                                                                         --------           --------

      TOTAL CURRENT LIABILITIES                                          $ 44,360           $ 13,000
                                                                         ========           ========

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001par value, 75,000,000 shares authorized;
   26,200,000 shares issued and outstanding                              $ 26,200           $ 26,200
  Additional paid-in-capital                                                 (800)              (800)
  Deficit accumulated during the development stage                        (57,233)           (28,757)
                                                                         --------           --------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (31,833)            (3,357)
                                                                         --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 12,527           $  9,643
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC.
(A Development Stage Company)
Statements of Operations
--------------------------------------------------------------------------------

                                                                                              From Inception on
                                                                                              December 13, 2006
                                                     Year Ended            Year Ended              through
                                                      March 31,             March 31,             March 31,
                                                        2009                  2008                  2009
                                                     -----------           -----------           -----------
Expenses
  General and Administrative Expenses                $    28,476           $    28,367           $    57,233
                                                     -----------           -----------           -----------
Total Expenses                                       $    28,476           $    28,367           $    57,233
                                                     -----------           -----------           -----------

Net (loss) before Income Taxes                       $   (28,476)          $   (28,367)          $   (57,233)

Income Tax Expenses                                           --                    --                    --
                                                     -----------           -----------           -----------

Net (loss)                                           $   (28,476)          $   (28,367)          $   (57,233)
                                                     ===========           ===========           ===========

(LOSS) PER COMMON SHARE - BASIC AND DILUTED          $     (0.00)          $     (0.00)
                                                     ===========           ===========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                    26,200,000            26,200,000
                                                     ===========           ===========


   The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From Inception on December 13, 2006 to March 31, 2009
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                                Number of                Additional      During
                                                 Common                   Paid-in      Development
                                                 Shares       Amount      Capital         Stage        Total
                                                 ------       ------      -------         -----        -----
Balance at inception on December 13, 2006

March 31, 2007
Common shares issued for cash at $0.0002       15,000,000    $15,000     $(12,000)      $     --     $  3,000

March 31, 2007
Common shares issued for cash at $0.002        11,200,000     11,200       11,200         22,400

Net (loss)                                             --         --           --           (390)        (390)
                                               ----------    -------     --------       --------     --------
Balance as of March 31, 2007                       26,200       (800)        (390)        25,010

Net (loss)                                             --         --           --        (28,367)     (28,367)
                                               ----------    -------     --------       --------     --------

Balance as of March 31, 2008                   26,200,000     26,200           --        (28,757)      (3,357)

Net (loss)                                             --         --           --        (28,476)     (28,476)
                                               ----------    -------     --------       --------     --------

Balance as of March 31, 2009                   26,200,000    $26,200     $   (800)      $(57,233)    $(31,833)
                                               ==========    =======     ========       ========     ========


   The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC.
(A Development Stage Company)
Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                           From Inception on
                                                                                           December 13, 2006
                                                        Year Ended         Year Ended           through
                                                         March 31,          March 31,          March 31,
                                                           2009               2008               2009
                                                         --------           --------           --------
OPERATING ACTIVITIES
  Net (loss)                                             $(28,476)          $(28,367)          $(57,233)
  Accounts payables and accrued liabilities                 2,360              2,508              5,360
                                                         --------           --------           --------

      Net cash (used) for operating activities            (26,116)           (25,859)           (51,873)
                                                         --------           --------           --------

FINANCING ACTIVITIES
  Loans from related party                                 29,000             10,000             39,000
  Sale of common stock                                         --                 --             25,400
                                                         --------           --------           --------

      Net cash provided by financing activities            29,000             10,000             64,400
                                                         --------           --------           --------

Net increase (decrease) in cash and equivalents             2,884            (15,859)            12,527

Cash and equivalents at beginning of the period             9,643             25,502                 --
                                                         --------           --------           --------

Cash and equivalents at end of the period                $ 12,527           $  9,643           $ 12,527
                                                         ========           ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                               $     --           $     --           $     --
                                                         ========           ========           ========
  Taxes                                                  $     --           $     --           $     --
                                                         ========           ========           ========

NON-CASH ACTIVITIES                                      $     --           $     --           $     --
                                                         ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC.
(A Development Stage Company)
Notes To The Financial Statements
March 31, 2009
--------------------------------------------------------------------------------

1. NATURE AND CONTINUANCE OF OPERATIONS

Bosco Holdings, Inc. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on December 13, 2006. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") and its efforts are primarily devoted marketing and distributing laminate flooring to the wholesale and retail markets throughout North America. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, December 13, 2006 through March 31, 2009 the Company has accumulated losses of $57,233.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $57,233 as at March 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

BOSCO HOLDINGS, INC.
(A Development Stage Company)
Notes To The Financial Statements
March 31, 2009
--------------------------------------------------------------------------------

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

At March 31, 2009 a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

RESEARCH AND DEVELOPMENT
The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 the period from December 13, 2006 (date of inception) to March 31, 2009.

CONCENTRATIONS OF CREDIT RISK
Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at March 31, 2009.

BOSCO HOLDINGS, INC.
(A Development Stage Company)
Notes To The Financial Statements
March 31, 2009
--------------------------------------------------------------------------------

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

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.
From the date of inception through March 31, 2009, the Company has not generated any revenue to date.

ADVERTISING
The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended March 31,2009.

LIQUIDITY
As shown in the accompanying financial statements, the Company has incurred a net loss of $57,233 for the period ended March 31, 2009. As of March 31, 2009, the Company's has excess of current liabilities over its current assets by $31,833, with cash and cash equivalents representing $12,527.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the period beginning December 13, 2006. The Company did not record any compensation expense in the year of 2009 because there were no stock options outstanding prior to the adoption or at March 31, 2009.

BOSCO HOLDINGS, INC.
(A Development Stage Company)
Notes To The Financial Statements
March 31, 2009
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for

BOSCO HOLDINGS, INC.
(A Development Stage Company)
Notes To The Financial Statements
March 31, 2009
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In  December  2007,  the FASB,  issued  FAS No.  141  (revised  2007),  Business
Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

BOSCO HOLDINGS, INC.
(A Development Stage Company)
Notes To The Financial Statements
March 31, 2009
--------------------------------------------------------------------------------

3. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized. As of March 31, 2009 and the company has issued and outstanding 26,200,000 shares of common stock.

During the year March 31, 2007, the Company issued 26,200,000 shares of common stock for total cash proceeds of $25,400. On March 31, 2009 there were no outstanding stock options or warrants.

All shares and per-share data have been restated to reflect this stock split.

4. INCOME TAXES

As of March 31, 2009, the Company had net operating loss carry forwards of approximately $57,233 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. MARKETING AND SALES DISTRIBUTION AGREEMENT

The Company entered into a Marketing and Sales Distribution Agreement with Bossco-Laminate Co., LTD to market and distribute the laminate flooring products in North America.

6. RELATED PARTY TRANSACTIONS

On October 8, 2008 related party had loaned the Company $7,500 at the interest rate of 10%. The loan due upon demand and unsecured.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1. As of March 31, 2009, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2. As of March 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, terms of office and positions of our executive officers and directors.

             Name               Age                  Position
             ----               ---                  --------

      Alexander Dannikov        30         President, Secretary, Treasurer,
                                           CEO, CFO and Director

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director. The directors will devote such time and effort to our business and affairs as may be necessary to perform their responsibilities.

Aside from Mr. Dannikov, there are no other persons whose activities will be material to our operations at this time. Mr. Dannikov is our only "promoter" as such term is defined under the Act. However as finances allow, we will engage management and other personnel as required in such areas as finance, administration, sales and marketing, research and development, and overall management.

ALEXANDER DANNIKOV. Mr. Dannikov has acted as our sole director and officer since our inception on December 13, 2006. Since November 2006, Mr. Dannikov has worked as General Manager of Irkut Corporation, a private company that sells building materials in Russia and abroad. From January 2005 to November 2006, Mr. Dannikov has worked for Avalon Video company as Assistant Director where he was involved in marketing, recruiting, staff training, performing supervisory functions, monitoring service quality and employee performance. Since August 2001, Mr. Dannikov was initially employed as a manager for Hoztorg, a wholesale company involved in distributing household goods in the Irkutsk region where he was responsible for organizing cargo transportation, wholesale and retail trade. He became a director of the company in June 2003. From June 2003 to January 2005, when Mr. Dannikov acted as a director of Hoztorg, his responsibilities were business administration, staff management, and customer relations and marketing. Mr. Dannikov graduated with a Bachelor of Social Sciences Degree in regional studies from Irkutsk State University in June 2003. His degree specialization was "Administration of Territories (Siberian region)". Mr. Dannikov devotes 30% of his business time to our affairs. He is responsible for managing our business operations and overseeing day-to-day affairs, including all administrative aspects.

BOARD OF DIRECTORS AND DIRECTOR NOMINEES

Our sole officer and director, Alexander Dannikov, is currently the only member of our Board of Directors. We do not have a nominating committee of the Board, since the Board as a whole selects individuals to stand for election as members. Since the Board does not include a majority of independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which the slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee's qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of the security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a resume supporting the nominee's qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from each candidate prior to reaching any determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

DIRECTOR INDEPENDENCE

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

AUDIT COMMITTEE

The functions of the audit committee are currently carried out by our Board of Directors. Our Board has determined that we do not have an audit committee financial expert on our Board carrying out the duties of the audit committee. The Board has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

SIGNIFICANT EMPLOYEES

Other than our sole officer and director, we do not expect any other individuals to make a significant contribution to our business.

FAMILY RELATIONSHIPS

There are no family relationships among our officers or directors.

NO LEGAL PROCEEDINGS

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

     * any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
     * any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
     * being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting her involvement in any type of business, securities or banking activities; or
     * being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE REPORTING

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). As we do not have any securities registered under Section 12 of the Securities Exchange Act of 1934, none of our Reporting Persons are required to file reports of ownership and changes in ownership with the SEC.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, as of March 31, 2009, the compensation paid to our President and Chief Executive Officer and our Chief Financial Officer during the last two completed fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

                         Summary Compensation Table (1)

Name and Principal Position        Year        Salary ($)      Total ($)
---------------------------        ----        ----------      ---------

Alexander Dannikov (2)             2008           0               0
                                   2009           0               0

----------
(1) Pursuant to Item 402(a)(5) of Regulation S-K tables and columns have been omitted where no compensation has been awarded.
(2) Alexander Dannikov is our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer.

We have made no grants of stock options or stock appreciation rights from December 13, 2006 (inception) to March 31, 2009.

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

COMPENSATION COMMITTEE

We currently do not have a compensation committee of the Board of Directors. The Board as a whole determines executive compensation.

COMPENSATION OF DIRECTORS

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2009.

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for services as a director, including committee participation and/or special assignments.

CHANGE OF CONTROL

As of March 31, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

COMPENSATION COMMITTEE REPORT

Our Chief Financial Officer /Chief Executive Officer has reviewed the Compensation Discussion and Analysis and the requirements pertaining to this item. He has determined that no disclosure is necessary as we have not adopted any compensation programs and we have approved that a statement to that effect be disclosed in this Form 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2009 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of         Name and Address of          Amount and Nature of       Percent
 Class             Beneficial Owner             Beneficial Owner        of Class
 -----             ----------------             ----------------        --------

Common         Alexander Dannikov                  15,000,000             57.25
               26 Utkina Street, Suite 10
               Irtkutsk, Russia 664007

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended March 31, 2009, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors in connection with the audit of our financial statements for the years ended March 31, 2009 and 2008, and any other fees billed for services rendered by our auditors during these periods.

Moore & Associates, Chartered
Period from December 13, 2006 to March 31, 2008

Audit fees                                                                $3,000
Audit-related fees                                                            --
Tax fees                                                                      --
All other fees                                                                --
                                                                          ------
Total                                                                      3,000
                                                                          ======

Moore & Associates, Chartered
Period from April 1, 2008 to March 31, 2009

Audit fees                                                                $6,000
Audit-related fees                                                            --
Tax fees                                                                      --
All other fees                                                                --
                                                                          ------
Total                                                                     $6,000
                                                                          ======

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended March 31, 2009.

ITEM 15. EXHIBITS

Exhibit No.                           Description
-----------                           -----------

  31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BOSCO HOLDINGS, INC.


Date: July 14, 2009                      By: /s/ Alexander Dannikov
                                            ------------------------------------
                                            Alexander Dannikov
                                            President, Chief Executive Officer,
                                            Chief Financial Officer, Principal
                                            Accounting Officer, Secretary,
                                            Treasurer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                                 Title                             Date
     ----------                                 -----                             ----


/s/ Alexander Dannikov            President, Chief Executive Officer,          July 14, 2009
----------------------------      Chief Financial Officer, Principal
Alexander Dannikov                Accounting Officer, Secretary,
                                  Treasurer, Director