Form 10-Q
period 2009-09-30
Bosco Holdings, Inc.
filed 2009-11-16
CIK 1403231

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANEG ACT OF 1934

         For the period ended September 30, 2009

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 16, 2009
Common Stock, $0.001	26,200,000

2 | Page

BOSCO HOLDINGS, INC.

Form 10-Q

3 | Page

PART I

ITEM 1. FINANCIAL STATEMENTS

BOSCO HOLDINGS, INC (A Development Stage Company) Balance Sheets

Assets
	September 30	March 31
	2009	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$5,972	$12,527
Total Assets	$5,972	$12,527

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrues liabilities	$5,000	$5,000
Related party interest	736	360
Loans from related party	$39,000	$39,000
Total Current Liabilities	$44,736	$44,360

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
26,200,000 shares issued and outstanding	26,200	26,200
Additional paid-in-capital	(800)	(800)
Deficit accumulated during the development stage	(64,164)	(57,233)
Total stockholders’ equity (deficit)	(38,764)	(31,833)
Total liabilities and stockholders’ equity (deficit)	$5,972	$12,527

The accompanying notes are an integral part of these financial statements.

4 | Page

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008	From Inception on December 13, 2006 to September 30, 2009

Expenses
General and Administrative Expenses	$ 2,032	$ 17,291	$ 6,555	$ 18,944	$ 63,428
Total Expenses	$ 2,032	$ 17,291	$ 6,555	$ 18,944	$ 63,428
Other Income (Expense)
Interest Expense - Related Party	189	-	376	-	736
Total Other Income Expense	189	-	376		736
Net (loss) before Income Taxes	$ (2,221)	$ (17,291)	$ (6,931)	$ (18,944)	$ (64,164)
Income Tax Expenses	-	-	-	-	-

Net (loss)	$ (2,221)	$ (17,291)	$ (6,931)	$ (18,944)	$ (64,164)

(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	26,200,000	26,200,000	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements.

5 | Page

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008	From Inception on December 13, 2006 to September 30, 2009

Operating Activities
Net (loss)	$(6,931)	$(18,944)	$(64,164)
Accounts payables and accrued liabilities	376	2,000	5,736
Net cash (used) for operating activities	(6,555)	(16,944)	(58,428)

Financing Activities
Loans from related party	-	21,500	39,000
Sale of common stock	-	-	25,400
Net cash provided by financing activities	-	21,500	64,400

Net increase (decrease) in cash and equivalents	(6,555)	4,556	5,972

Cash and equivalents at beginning of the period	12,527	9,643	-
Cash and equivalents at end of the period	$5,972	$14,199	$5,972

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2009

(Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Bosco Holdings, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on December 13, 2006.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and its efforts are primarily devoted marketing and distributing laminate flooring to the wholesale and retail markets throughout North America. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, December 13, 2006 through September 30, 2009 the Company has accumulated losses of $64,164.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $64,164 as at September 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

September 30, 2009

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

At September 30, 2009 a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 the period from December 13, 2006 (date of inception) to September 30, 2009.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at September 30, 2009.

8 | Page

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2009

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

From the date of inception through September 30, 2009, the Company has not generated any revenue to date.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended September 30, 2009.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $64,164 for the period ended September  30, 2009. As of September  30, 2009, the Company's has excess of current liabilities over its current assets by $38,764, with cash and cash equivalents representing $5,972.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the period beginning December 13, 2006. The Company did not record any compensation expense in the year of 2009 because there were no stock options outstanding prior to the adoption or at Setember 30, 2009.

9 | Page

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2009

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

10 | Page

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2009

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

11 | Page

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2009

(Unaudited)

3. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par  value of one tenth of one cent  ($0.001) per share and no other class of shares is authorized.  As of September 30, 2009 and  the company has issued and outstanding  26,200,000 shares of common stock.

During the year March 31, 2007,  the Company  issued  26,200,000  shares of common  stock for total cash  proceeds of $25,400.  At September 30, 2009 there were no outstanding stock options or warrants.

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

4. INCOME TAXES

 As of  September  30, 2009, the Company had net operating loss carry forwards of approximately $64,164  that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. MARKETING AND SALES DISTRIBUTION AGREEMENT

 The Company entered into a Marketing and Sales Distribution Agreement with Bossco-Laminate Co., LTD to market and distribute the laminate flooring products in North America.

6. RELATED PARTY TRANSACTIONS

Related party had loaned the Company $39,000, $7,500 of that loan is  at the interest rate of 10% and the  rest of the loan is interest free. The loan due upon demand and unsecured.

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

Six Month Period Ended September 30, 2009 Compared to Six-Month Period Ended September 30, 2008

Our net loss for the six-month period ended September 30, 2009 was approximately ($6,931) compared to a net loss of ($18,944) during the six-month period ended September 30, 2008. During the six-month periods ended September 30, 2009 and 2008, we did not generate any revenue.

During the six-month period ended September 30, 2009, we incurred general and administrative expenses of approximately $6,555 compared to $18,944 incurred during the six-month period ended September 30, 2008. The general and administrative expenses incurred during the six-month period ended September 30, 2009 consisted of corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss during the six-month period ended September 30, 2009 was ($6,931) or ($0.00) per share compared to a net loss of ($18,944) or ($0.00) per share during the six-month period ended September 30, 2008. The weighted average number of shares outstanding was  26,200,000 for the six-month periods ended September 30, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Six-Month Period Ended September 30, 2009

As at the six-month period ended September 30, 2009, our current assets were $5,972  and our current liabilities were $44,736, which resulted in a working capital deficiency of ($38,764). As at the six-month period ended September 30, 2009, current assets were comprised of $5,972 in cash. As at the six-month period ended September 30, 2009, current liabilities were comprised of $39,000 in loan from related party, $736 in related party interest and $5,000 in accounts payable and accrued liabilities.

As at the six-month period ended September 30, 2009, our total assets were $5,972 comprised entirely of current assets compared to $12,527 at fiscal year ended March 31, 2009. The decrease in total assets during the six-month period ended September 30, 2009 from fiscal year ended March 31, 2009 was due to a decrease in cash.

As at the six-month period ended September 30, 2009, our total liabilities were $44,736 comprised entirely of current liabilities compared to $44,360 at fiscal year ended March 31, 2009.

Stockholders’ deficit increased from ($31,833) for fiscal year ended March 31, 2009 to ($38,764) for the six-month period ended September 30, 2009.

15 | Page

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended September 30, 2009, net cash flows used in operating activities was ($6,555), consisting of a net loss of ($6,931) and accounts payables of $376. For the six-month period ended September 30, 2008, net cash flows used in operating activities was ($16,944), consisting of a net loss of ($18,944) and accounts payables of $2,000.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended September 30, 2009, net cash flows provided from financing activities was $-0- compared to $21,500 for the six-month period ended September 30, 2008.

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

At September 30, 2009, our current assets consisted of $5,972 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately six months, provided we do not organize any major events during that time period. Accordingly and as discussed above, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

17 | Page

An evaluation was conducted under the supervision and with the participation of our management, including Mr. Dannikov, our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, Mr. Dannikov concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

19 | Page

ITEM 5. OTHER INFORMATION

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.

(a) On August 10, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 10, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant's new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended March 31, 2009 a going concern qualification in the registrant's audited financial statements.

During the registrant's two most recent fiscal years and the subsequent interim period through to its dismissal on August 10, 2009, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.  Further, during the Registrant's two most recent fiscal years, the subsequent interim periods thereto, and through the Dismissal Date, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The PCAOB revoked the registration of Moore and Associates, Chartered on August 27, 2009 because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.

We were unable to obtain an amended Exhibit 16 letter for an amended Form 8-K. Mr. Moore has stated to us that on advice from counsel he will not be issuing any 16.1 letters.

b) On August 10, 2009, the registrant engaged Seale and Beers, CPAs as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted Seale and Beers, CPAs regarding any of the matters set forth in Item 304(a)(2) of Regulation S-K.

20 | Page

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

                                             BOSCO HOLDINGS, INC.

Dated: November 16, 2009                          By: /s/ Alexander Dannikov

                                                              -----------------------------------------

                                                                   Alexander Dannikov, President and

         Chief Executive Officer

Dated: November 16, 2009                         By: /s/ Alexander Dannikov

-----------------------------------------------

          Alexander Dannikov, Chief Financial

          Officer

21 | Page