Form 10-Q
period 2009-12-31
Bosco Holdings, Inc.
filed 2010-02-22
CIK 1403231

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANEG ACT OF 1934

         For the period ended December 31, 2009

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 22, 2010
Common Stock, $0.001	26,200,000

2 | Page

BOSCO HOLDINGS, INC.

Form 10-Q

3 | Page

PART I

ITEM 1. FINANCIAL STATEMENTS

BOSCO HOLDINGS, INC (A Development Stage Company) Balance Sheets

Assets
	December 31	March 31
	2009	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$6,927	$12,527
Total Assets	$6,927	$12,527

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrues liabilities	$5,000	$5,000
Related party interest	925	360
Loans from related party	$48,932	$39,000
Total Current Liabilities	$54,857	$44,360

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
26,200,000 shares issued and outstanding	26,200	26,200
Additional paid-in-capital	(800)	(800)
Deficit accumulated during the development stage	(73,330)	(57,233)
Total stockholders’ equity (deficit)	(47,930)	(31,833)
Total liabilities and stockholders’ equity (deficit)	$6,927	$12,527

The accompanying notes are an integral part of these financial statements.

4 | Page

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2009	Nine Months Ended December 31, 2008	From Inception on December 13, 2006 to December 31, 2009

Expenses
General and Administrative Expenses	$ 8,977	$ 2,784	$ 15,532	$ 25,738	$ 72,405
Total Expenses	$ 8,977	$ 2,784	$ 15,532	$ 25,738	$ 72,405
Other Income (Expense)
Interest Expense - Related Party	189	-	565	-	925
Total Other Income Expense	189	-	565		925
Net (loss) before Income Taxes	$ (9,166)	$ (2,784)	$ (16,097)	$ (25,738)	$ (73,330)
Income Tax Expenses	-	-	-	-	-

Net (loss)	$ (9,166)	$ (2,784)	$ (16,097)	$ (25,738)	$ (73,330)

(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	26,200,000	26,200,000	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements.

5 | Page

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Nine Months Ended December 31, 2009	Nine Months Ended December 31, 2008	From Inception on December 13, 2006 to December 31, 2009

Operating Activities
Net (loss)	$(16,097)	$(25,738)	$(73,330)
Accounts payables and accrued liabilities	-	2,000	5,000
Net cash (used) for operating activities	(16,097)	(23,738)	(68,330)
Investing Activities Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Loans from related party	9,932	29,000	48,932
Accrued Interest – Related Party	565	175	925
Sale of common stock	-	-	25,400
Net cash provided by financing activities	10,497	29,175	75,257

Net increase (decrease) in cash and equivalents	5,600	5,437	6,927

Cash and equivalents at beginning of the period	12,527	9,393	-
Cash and equivalents at end of the period	$6,927	$14,830	$6,927

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-
The accompanying notes are an integral part of these financial statements.

6 | Page

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2009

(Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Bosco Holdings, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on December 13, 2006.  The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”) and its efforts are primarily devoted marketing and distributing laminate flooring to the wholesale and retail markets throughout North America. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, December 13, 2006 through December 31, 2009 the Company has accumulated losses of $73,330.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $73,330 as at December 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Accounting Standards Codification (“ASC-830”), “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

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

December 31, 2009

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

At December 31, 2009 a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Long-Lived Assets

The Company has adopted Accounting Standards Codification No. 360(“ASC-360”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC-360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC-730”), “Research and Development”. Under ASC-730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 the period from December 13, 2006 (date of inception) to December 31, 2009.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at December 31, 2009.

8 | Page

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2009

 (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

 The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, REVENUE RECOGNITION ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended December 31, 2009.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $73,330 for the period ended December 31, 2009. As of December 31, 2009, the Company's has excess of current liabilities over its current assets by $47,930, with cash and cash equivalents representing $6,927.

Stock-based Compensation

In September, 2009 the FASB issued ASC-718, “Stock Compensation”, which replaced SFAS No. 123R, which replaced SFAS No. 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. ASC-718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under ASC-718, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of ASC-718, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of ASC-718 for the period beginning December 13, 2006. The Company did not record any compensation expense in the year of 2009 because there were no stock options outstanding prior to the adoption or at December 31, 2009.

9 | Page

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2009

 (Unaudited)

3. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par  value of one tenth of one cent  ($0.001) per share and no other class of shares is authorized.  As of December 31, 2009 and  the company has issued and outstanding  26,200,000 shares of common stock.

During the year March 31, 2007,  the Company  issued  26,200,000  shares of common  stock for total cash  proceeds of $25,400.  At December 31, 2009 there were no outstanding stock options or warrants.

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

4. INCOME TAXES

 As of  December 31, 2009, the Company had net operating loss carry forwards of approximately $73,330  that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. MARKETING AND SALES DISTRIBUTION AGREEMENT

 On March 9th, 2007 The Company entered into a Marketing and Sales Distribution Agreement with Bossco-Laminate Co., LTD to market and distribute the laminate flooring products in North America. According to this agreement , Bossco-Laminate Co., LTD  agrees  to  manufacture  the  1200x300x8  mm polish surface  and  relief  surface  laminate flooring  and fulfill Bosco's written purchase orders for Products in a timely  manner,  and in any event will use its best efforts to fill placed orders within a period  of  thirty days (30)days or less following the receipt of any written order.

6. RELATED PARTY TRANSACTIONS

On February 27, 2008 our Director had loaned the Company $10,000. The loan is non-interest bearing, due upon demand and unsecured. As of March 31, 2008 total loan amount was $10,000.

 On July 18, 2008 our Director had loaned the Company $7,500. The loan is non-interest bearing, due upon demand and unsecured.

On September 16, 2008 our Director had loaned the Company $14,000. The loan is non-interest bearing, due upon demand and unsecured.

On October 8, 2008 our Director had loaned the Company $7,500 at the interest rate of 10%. The loan due upon demand and unsecured.

On December 21, 2009 our Director had loaned the Company $4,966. The loan is non-interest bearing, due upon demand and unsecured.

On December 22, 2009 our Director had loaned the Company $4,966. The loan is non-interest bearing, due upon demand and unsecured.

As of December 31, 2009 total loan amount was $48,932. $41,432 of that loan is non-interest bearing and $7,500 is at the interest rate of 10%.

10 | Page

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

11 | Page

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

12 | Page

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

Nine-Month Period Ended December 31, 2009 Compared to Nine-Month Period Ended December 31, 2008

Our net loss for the nine-month period ended December 31, 2009 was ($16,097) compared to a net loss of ($25,738) during the nine-month period ended December 31, 2008. During the nine-month periods ended December 31, 2009 and 2008, we did not generate any revenue.

During the nine-month period ended December 31, 2009, we incurred general and administrative expenses of $15,532 compared to $25,738 incurred during the nine-month period ended December 31, 2008. The general and administrative expenses incurred during the nine-month period ended December 31, 2009 consisted of corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss during the nine-month period ended December 31, 2009 was ($16,097) or ($0.00) per share compared to a net loss of ($25,738) or ($0.00) per share during the nine-month period ended December 31, 2008. The weighted average number of shares outstanding was 26,200,000 for the nine-month periods ended December 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Nine-Month Period Ended December 31, 2009

As at the nine-month period ended December 31, 2009, our current assets were $6,927 and our current liabilities were $54,857, which resulted in a working capital deficiency of ($47,930). As at the nine-month period ended December 31, 2009, current assets were comprised of $6,927 in cash. As at the nine-month period ended December 31, 2009, current liabilities were comprised of $48,932 in loan from related party, $925 in related party interest and $5,000 in accounts payable and accrued liabilities.

As at the nine-month period ended December 31, 2009, our total assets were $6,927 comprised entirely of current assets compared to $12,527 at fiscal year ended March 31, 2009.

As at the nine-month period ended December 31, 2009, our total liabilities were $54,857 comprised entirely of current liabilities compared to $44,360 at fiscal year ended March 31, 2009.

Stockholders’ deficit increased from ($31,833) for fiscal year ended March 31, 2009 to ($47,930) for the nine-month period ended December 31, 2009.

13 | Page

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended December 31, 2009, net cash flows used in operating activities was ($16,097), consisting of a net loss of ($16,097). For the nine-month period ended December 31, 2008, net cash flows used in operating activities was ($23,738), consisting of a net loss of ($25,738) and accounts payables of $2,000.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-month period ended December 31, 2009, net cash flows provided from financing activities was $10,497, consisting of a loan from related party  of $9,932 and accrued interest of $565. For the nine-month period ended December 31, 2008 net cash flows provided from financing activities was $29,175.

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

At December 31, 2009, our current assets consisted of $6,927 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately six months, provided we do not organize any major events during that time period. Accordingly and as discussed above, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

14 | Page

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

15 | Page

An evaluation was conducted under the supervision and with the participation of our management, including Mr. Dannikov, our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, Mr. Dannikov concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

16 | Page

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

17 | Page

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

18 | Page

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

BOSCO HOLDINGS, INC.

Dated: February 22, 2010

    By: /s/ Alexander Dannikov

        -----------------------------------------

    Alexander Dannikov, President and

Chief Executive Officer

Date: February 22, 2010

   By: /s/ Alexander Dannikov

-----------------------------------------------

Alexander Dannikov, Chief Financial

Officer

19 | Page