Form 10-K/A
period 2009-03-31
Bosco Holdings, Inc.
filed 2010-04-12
CIK 1403231

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[ x ] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-144509

BOSCO HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	98-0534794
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

26 Utkina Street, Suite 10, Irkutsk, Russia 664007	7-3952-681-878
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]  No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]  No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ x ]  No [ x ]

Number of common shares outstanding at April 9, 2010: 26,200,000

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

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Bosco" mean Bosco Holdings, Inc., unless otherwise indicated.

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

Current Business Operations

We are engaged in the business of marketing and distributing laminate flooring in both the mass wholesale and retail markets throughout North America.  Laminate flooring is a relatively new building material product invented in Sweden in the early 1980’s.  Management   believes  that  laminate  flooring  now  comprises approximately  10%  market  share  of the  flooring  product  market,  which  is expanding due to the product's durability and ecological compatibility.

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

Management believes that both laminate flooring and hardwood flooring can beautify a home.  While hardwood is often thought to be a superior choice, there are several advantages to laminate flooring.  Distinct  differences  between the two  types  of  flooring  often  make  laminate   flooring  a  more   attractive alternative.  Solid hardwood of any thickness (most is 3/8" to 3/4") should be installed only above grade.  Laminate flooring can be installed above or below grade.  Some hardwood flooring is engineered, meaning that instead of solid hardwood, it is made of several wood layers with a hardwood veneer.  Laminate flooring is usually 7mm to 8mm (5/16" to 3/8") thick and is also made of several layers. These are laminated together for stability and strength.  The top surface of laminate flooring is a "photograph" of hardwood.  High quality “photographs" faithfully reproduce the grain and color of natural hardwood and the surfaces on quality laminate flooring closely resemble real wood.  Although many people insist on  hardwood  flooring,  we  believe  that  laminates  are long  lasting, durable,  and affordable  and quickly  becoming one of the most popular types of flooring.

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

Sales And Marketing Strategy

We intend to rely on sales representatives to market our laminate flooring products.   Initially,  our  President/Chief  Executive  Officer  and  director, Alexander  Dannikov,  will  market  our  product.  We intend to focus on direct marketing efforts whereby our representative will directly contact:

• distributors  that are responsible for marketing and selling  flooring to flooring stores;

• retail outlets such as department and home restoration stores; and

• contractors and homebuilders.

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

The Agreement provides for the following additional terms and provisions: (i) we and our assignees may use the marketing  information  that Bossco provides us in all of our  marketing  and  distribution  efforts to sell the laminate  flooring products and we agree not to make any marketing  claim in regard to the products that are not supported by the information  supplied by Bossco; (ii) from time to time Bossco can make reasonable adjustment to the price of the laminate flooring products by giving us written  notification  of such product  price  amendments; (iii)  although  Bossco's  price list acts as a guide for purchases  made by us, both parties may  negotiate  discounts on any singular  product  purchase  order provided  to  Bossco,  including  the  purchase  of  laminate  flooring  from  a manufacturing  overrun  situation;  (iv) we  agree to pay the  price of  product purchases by letter of credit or wire transfer prior to product shipment and are responsible for all related shipping costs,  unless other arrangements have been expressly agreed to; (v) the Agreement can be terminated upon 60 days' written notice by either party (notwithstanding this provision, we or our assigns will be permitted to sell, market, and distribute all laminate flooring products that have been ordered from Bossco or are in our assigns’ possession at termination; and (vi) there are no set minimum quota requirements for product sales under the Agreement in the first year.  Bossco will be obligated to assist in the completion of each sales order on a case-by-case basis, regardless of quantity. Following the first year of the Agreement, both parties will review sales activities during the prior year and review this provision of the Agreement.

As of the date of this Annual Report, the Agreement remains valid and in good standing.

Compliance With Government Regulation

We do not believe that government regulation will have a material impact on the way we conduct our business.

Research and Development

We have not spent any amounts on research and development activities during the year ended March 31, 2009.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Intellectual Property

As of March 31, 2009 we did not own any intellectual property.

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

Our administrative office is located 26 Utkina Street, Suite 10, Irkutsk, Russia 664007.  Our registered statutory office is located at 564 Wedge Land, Fernley, Nevada 89408.

Item 3.  Legal Proceedings.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

PART II

Item 5.  Market for Equity Securities and Other Shareholder Matters.

Market Information

Shares of our common stock originally commenced trading on the OTC Bulletin Board under the symbol "BCSF.OB" on January 23, 2008.  On April 8, 2008, our symbol changed to “BCHO.OB” to take into account our name change and forward stock split.  There is a limited public market for our common stock.  The market for our stock is highly volatile.  We cannot assure you that there will be a market in the future for our common stock.

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

Securities authorized for issuance under equity compensation plans.

We currently do not have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities by Us and our Affiliated Purchases

As of March 31, 2009 we had not repurchased any of our common stock, and we have not publicly announced any repurchase plans or programs

Item 6.  Selected Financial Data.

Not Applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Result of Operations.

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

Liquidity and Capital Resources

As of March 31, 2009, we had cash of $12,527 in our bank accounts and a working capital deficit of $31,883 compared to $9,643 cash and working capital deficit of $3,731 as of March 31, 2008.  As of March 31, 2009, we had total assets of $12,527 and total liabilities of $44,360.  As of March 31, 2009 we have accumulated a deficit of $57,233.

From December 13, 2006 (date of inception) to March 31, 2009, we raised net proceeds of $26,200 in cash from the issuance of common stock.   $26,200 was raised during the period from December 13, 2006 (inception) to March 31, 2009.

We used net cash of $26,476 in operating activities for the year ended March 31, 2009 compared to $52,233 for the period from December 13, 2006 (inception) to March 31, 2009.

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

Our total expenses decreased by $639 to $28,102 for the year ended March 31, 2009 from $28,741 for the period from December 13, 2006 (inception) to March 31, 2008.  The decrease in total expenses was mainly due a minor decrease in operating expenses.

Net Loss

For the year ended March 31, 2009 we incurred net loss of $28,102 compared to $28,741 for the year ended March 31, 2008.  From December 13, 2006 (date of inception) to March 31, 2009, we incurred an aggregate net loss of $57,233.  The net loss was primarily due to operating expenses.  We incurred net loss of $0.00 per share for the year ended March 31, 2009 and a net loss of $0.00 per share for the year ended March 31, 2008.

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

Known Material Trends and Uncertainties

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from outside sources to sustain operations and meet our obligations on a timely basis, and ultimately upon our ability to attain profitability.  We have limited capital with which to pursue our business plan.

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

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bosco Holdings Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Bosco Holdings Inc. (A Development Stage Company) as of March 31, 2009, March 31, 2008, and March 31, 2007 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2009, March 31, 2008, and March 31, 2007, and since inception on December 13, 2006 through March 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bosco Holdings Inc. (A Development Stage Company) as of March 31, 2009, March 31, 2008, and March 31, 2007 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2009, March 31, 2008, and March 31, 2007, and since inception on December 13, 2006 through March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses since inception resulting in an accumulated deficit of $57,233 as at March 31, 2009 and further losses are anticipated in the development of its business which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

March 25, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

BOSCO HOLDINGS, INC (A Development Stage Company) Balance Sheets

Assets
	March 31	March 31	March 31
	2009	2008	2007

Current Assets
Cash	$12,527	$9,643	$25,502
Total Assets	$12,527	$9,643	$25,502

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrued liabilities	$5,000	$3,374	$492
Accrued Interest – Related Party Note	$360
Loans from related party	$39,000	$10,000	$-
Total Current Liabilities	$44,360	$13,374	$492

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
26,200,000 shares issued and outstanding	26,200	26,200	26,200
Additional paid-in-capital	(800)	(800)	(800)
Deficit accumulated during the development stage	(57,233)	(29,131)	(390)
Total stockholders’ equity (deficit)	(31,833)	(3,731)	25,010
Total liabilities and stockholders’ equity (deficit)	$12,527	$9,643	$25,502

The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Operations

	Year Ended March 31, 2009	Year Ended March 31, 2008	Year Ended March 31, 2007	From Inception on December 13, 2006 through March 31, 2009

Expenses
General and Administrative Expenses	$ 27,742	$ 28,741	$ 390	$ 56,873
Total Expenses	$ 27,742	$ 28,741	$ 390	$ 56,873
Net (loss) before Income Taxes	$ (27,742)	$ (28,741)	$ (390)	$ (56,873)
Other Expenses
Interest Expenses	360	-	-	360
Income Tax Expenses	-	-	-	-

Net (loss) for a period	$ (28,102)	$ (28,741)	$ (390)	$ (57,233)

(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	26,200,000	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC (A Development Stage Company) Statement of Stockholders’ Deficit From Inception on December 13, 2006 to March 31, 2009
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total

Balance at inception on December 13, 2006
March 31, 2007
Common shares issued for cash at $0.0002	15,000,000	$ 15,000	$ (12,000)	$ -	$ 3,000
March 31, 2007
Common shares issued for cash at $0.002	11,200,000	11,200	11,200		22,400
Net (loss)	-	-	-	(390)	(390)
Balance as of March 31, 2007		26,200	(800)	(390)	25,010
Net (loss)				(28,741)	(28,741)
Balance as of March 31, 2008	26,200,000	26,200	(800)	(29,131)	(3,731)
Net (loss)	-	-	-	(28,102)	(28,102)
Balance as of March 31, 2009	26,200,000	$ 26,200	$ (800)	$ (57,233)	$ (31,833)

The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Cash Flows

	Year Ended March 31, 2009	Year Ended March 31, 2008	Year Ended March 31, 2007	From Inception on December 13, 2006 through March 31, 2009
Operating Activities
Net (loss)	$(28,102)	$(28,741)	$ (390)	$ (57,233)
Accounts payables and accrued liabilities	1,626	2,882	492	5,000
Net cash (used) for operating activities	(26,476)	(25,859)	102	(52,233)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-	-	-
Financing Activities
Loans from related party	29,000	10,000	-	39,000
Accrued Interest – Related Party Note	360			360
Sale of common stock	-	-	25,400	25,400
Net cash provided by financing activities	29,360	10,000	25,400	64,760

Net increase (decrease) in cash and equivalents	2,884	(15,859)	25,502	12,527

Cash and equivalents at beginning of the period	9,643	25,502	-	-
Cash and equivalents at end of the period	$12,527	$9,643	$ 25,502	$ 12,527
Supplemental cash flow information:

Cash paid for:

Interest	$-	$-		$-
Taxes	$-	$-		$-

Non-Cash Activities	$-	$-		$-
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

All shares and per-share data have been restated to reflect 5:1forward stock split. The Forward Stock Split was effectuated with a record date of April 7, 2008 upon filing the appropriate documentation with NASDAQ. The forward Stock Split was implemented taking into account our authorized share capital and number of issued and outstanding shares of common stock as of the Record Date.  Total issued and outstanding shares of common stock increased from 5,240,000 shares to 26,200,000 shares.  The par value for our shares of common stock remained the same at $0.001. Each of our shareholders holding one share of common stock was entitled to receive an additional four shares of our restricted common stock.

4. INCOME TAXES

 As of  March 31, 2009, the Company had net operating loss carry forwards of approximately $57,233 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

As of March 31, 2009 total  loan amount was $39,000 and interest amount was $360. $31,500 of that loan is non-interest bearing and $7,500 is at the interest rate of 10%.

NOTE 7 – SUBSEQUENT EVENTS

The Company has determined that there were no subsequent events that warrant disclosure or recognition in the financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

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

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons of the Company

Directors and Executive Officers

Set forth below are the names, ages, terms of office and positions of our executive officers and directors.

Name	Age	Position
Alexander Dannikov	29	President, Secretary, Treasurer , CEO, CFO and Director

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify.  Officers serve at the pleasure of the Board of Director.  The directors will devote such time and effort to our business and affairs as may be necessary to perform their responsibilities.

Aside from Mr. Dannikov, there are no other persons whose activities will be material to our operations at this time.  Mr. Dannikov is our only “promoter” as such term is defined under the Act.  However as finances allow, we will engage management and other personnel as required in such areas as finance, administration, sales and marketing, research and development, and overall management.

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

 Board of Directors and Director Nominees

Our sole officer and director, Alexander Dannikov, is currently the only member of our Board of Directors.  We do not have a nominating committee of the Board, since the Board as a whole selects individuals to stand for election as members.  Since the Board does not include a majority of independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination.  The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted.  Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which the slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of the security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission.  The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board, as well as a list of references.

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

Family Relationships

There are no family relationships among our officers or directors.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting her involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a).  As we do not have any securities registered under Section 12 of the Securities Exchange Act of 1934, none of our Reporting Persons are required to file reports of ownership and changes in ownership with the SEC.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Item 11.  Executive Compensation.

The following table sets forth, as of March 31, 2009, the compensation paid to our President and Chief Executive Officer and our Chief Financial Officer during the last two completed fiscal years.  No other officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

Summary Compensation Table (1)
Name and Principal Position	Year	Salary ($)	Total ($)
Alexander Dannikov (2)	2008	0	0
	2009	0	0

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Alexander Dannikov 26 Utkina Street, Suite 10 Irtkutsk, Russia 664007	15,000,000	57.25

Item 13.  Certain Relationships and Related Transactions.

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

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors in connection with the audit of our financial statements for the years ended March 31, 2009 and 2008, and any other fees billed for services rendered by our auditors during these periods.

Period from December 13, 2006 to March 31, 2008
Audit fees	$3,000
Audit-related fees	-
Tax fees	-
All other fees	-
Total	3,000

Period from April 1, 2008 to March 31, 2009
Audit fees	$6,000
Audit-related fees	-
Tax fees	-
All other fees	-
Total	$6,000

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended March 31, 2009.

Item 15.  Exhibits.

Exhibit No.	Description
23.1	Consent of SEALE AND BEERS, CPAs
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSCO HOLDINGS, INC.

Date: April 9, 2010	By:	/s/ Alexander Dannikov
Alexander Dannikov
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Alexander Dannikov
Alexander Dannikov	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	April 9, 2010