Form 10-Q/A
period 2009-06-30
Bosco Holdings, Inc.
filed 2010-04-12
CIK 1403231

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A Amendment No. 1

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 12, 2010
Common Stock, $0.001	26,200,000

2 | Page

BOSCO HOLDINGS, INC.

Form 10-Q/A

3 | Page

PART I

ITEM 1. FINANCIAL STATEMENTS

BOSCO HOLDINGS, INC (A Development Stage Company) Balance Sheets

Assets
	June 30	March 31
	2009	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$8,004	$12,527
Total Assets	$8,004	$12,527

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrues liabilities	$5,187	$5,000
Accrued Interest – Related Party Note	$360	$360
Loans from related party	$39,000	$39,000
Total Current Liabilities	$44,547	$44,360

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
26,200,000 shares issued and outstanding	26,200	26,200
Additional paid-in-capital	(800)	(800)
Deficit accumulated during the development stage	(61,943)	(57,233)
Total stockholders’ equity (deficit)	(36,543)	(31,833)
Total liabilities and stockholders’ equity (deficit)	$8,004	$12,527

The accompanying notes are an integral part of these financial statements.

4 | Page

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008		From Inception on December 13, 2006 to June 30, 2009

Expenses
General and Administrative Expenses	$4,710	$1,653		$61,583
Total Expenses	$4,710	$1,653		$61,583
Net (loss) before Income Taxes	$(4,710)	$(1,653)		$(61,583)
Other Expenses
Interest Expenses	$-	$-		$360
Income Tax Expenses	$-	$-		$-

Net (loss)	$(4,710)	$(1,653)		$(61,943)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)	$

Weighted Average Number of Common Shares Outstanding	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements.

5 | Page

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	From Inception on December 13, 2006 to June 30, 2009
Operating Activities
Net (loss)	$(4,710)	$(1,653)	$(61,943)
Accounts payables and accrues liabilities	187	-	5,187
Net cash (used) for operating activities	(4,523)	(1,653)	(56,756)
Investing Activities
Net Cash Provided Used) by Investing	-	-	-
Activities

Financing Activities
Loans from related party	-	-	39,000
Accrued Interest – Related Party Note	-	-	360
Sale of common stock	-	-	25,400
Net cash provided by financing activities	-	-	64,760

Net increase (decrease) in cash and equivalents	(4,523)	(1,653)	8,004

Cash and equivalents at beginning of the period	12,527	9,643	-
Cash and equivalents at end of the period	$8,004	$7,990	$8,004

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

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

Liquidity

As shown in the accompanying financial statements, the Company has incurred a cumulative net loss of $61,943 for the period from its incorporation on December 13, 2006 to the quarter ended June 30, 2009. As of June 30, 2009, the Company's has excess of current liabilities over its current assets by $36,543, with cash and cash equivalents representing $8,004.

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

6. RELATED PARTY TRANSACTIONS

On October 8, 2008 related party had loaned the Company $7,500 at the interest rate of 10%. The loan is due upon demand and unsecured.

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

15 | Page

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

16 | Page

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

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and were not operating at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1. As of June 30, 2009, we did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees an consultants our accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of June 30, 2009, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

17 | Page

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

                                                   BOSCO HOLDINGS, INC.

Dated: April 12, 2010	By: /s/ Alexander Dannikov Alexander Dannikov, President and Chief Executive Officer

Dated: April 12, 2010	By: /s/ Alexander Dannikov Alexander Dannikov, Chief Financial Officer

19 | Page