Form 10-Q/A
period 2009-09-30
Bosco Holdings, Inc.
filed 2010-04-12
CIK 1403231

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

2 | Page

BOSCO HOLDINGS, INC.

Form 10-Q/A

3 | Page

PART I

ITEM 1. FINANCIAL STATEMENTS

BOSCO HOLDINGS, INC (A Development Stage Company) Balance Sheets

Assets
	September 30	March 31
	2009	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$5,972	$12,527
Total Assets	$5,972	$12,527

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrues liabilities	$5,000	$5,000
Related party interest	736	360
Loans from related party	$39,000	$39,000
Total Current Liabilities	$44,736	$44,360

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
26,200,000 shares issued and outstanding	26,200	26,200
Additional paid-in-capital	(800)	(800)
Deficit accumulated during the development stage	(64,164)	(57,233)
Total stockholders’ equity (deficit)	(38,764)	(31,833)
Total liabilities and stockholders’ equity (deficit)	$5,972	$12,527

The accompanying notes are an integral part of these financial statements.

4 | Page

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008	From Inception on December 13, 2006 to September 30, 2009

Expenses
General and Administrative Expenses	$ 2,032	$ 17,291	$ 6,555	$ 18,944	$63,428
Total Expenses	$ 2,032	$ 17,291	$ 6,555	$ 18,944	$63,428
Other Income (Expense)
Interest Expense - Related Party	189	-	376	-	736
Total Other Income Expense	189	-	376		736
Net (loss) before Income Taxes	$ (2,221)	$ (17,291)	$ (6,931)	$ (18,944)	$ (64,164)
Income Tax Expenses	-	-	-	-	-

Net (loss)	$ (2,221)	$ (17,291)	$ (6,931)	$ (18,944)	$ (64,164)

(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	26,200,000	26,200,000	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements.

5 | Page

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008	From Inception on December 13, 2006 to September 30, 2009

Operating Activities
Net (loss)	$(6,931)	$(18,944)	$(64,164)
Accounts payables and accrued liabilities	376	2,000	5,736
Net cash (used) for operating activities	(6,555)	(16,944)	(58,428)

Financing Activities
Loans from related party	-	21,500	39,000
Sale of common stock	-	-	25,400
Net cash provided by financing activities	-	21,500	64,400

Net increase (decrease) in cash and equivalents	(6,555)	4,556	5,972

Cash and equivalents at beginning of the period	12,527	9,643	-
Cash and equivalents at end of the period	$5,972	$14,199	$5,972

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

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

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $64,164 for the period from on inception on December 13, 2006 to September 30, 2009. As of September 30, 2009, the Company's has excess of current liabilities over its current assets by $38,764, with cash and cash equivalents representing $5,972.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1. As of September 30, 2009, we did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees an consultants our accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of September 30, 2009, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

15 | Page

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

16 | Page

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

17 | Page