Form 10-Q/A
period 2009-12-31
Bosco Holdings, Inc.
filed 2010-04-12
CIK 1403231

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

2 | Page

BOSCO HOLDINGS, INC.

Form 10-Q/A

3 | Page

PART I

ITEM 1. FINANCIAL STATEMENTS

BOSCO HOLDINGS, INC (A Development Stage Company) Balance Sheets

Assets
	December 31	March 31
	2009	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$15,277	$12,527
Total Assets	$15,277	$12,527

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrues liabilities	$5,000	$5,000
Related party interest	925	360
Loans from related party	$48,932	$39,000
Total Current Liabilities	$54,857	$44,360

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
26,200,000 shares issued and outstanding	26,200	26,200
Additional paid-in-capital	(800)	(800)
Deficit accumulated during the development stage	(64,980)	(57,233)
Total stockholders’ equity (deficit)	(39,580)	(31,833)
Total liabilities and stockholders’ equity (deficit)	$15,277	$12,527

The accompanying notes are an integral part of these financial statements.

4 | Page

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2009	Nine Months Ended December 31, 2008	From Inception on December 13, 2006 to December 31, 2009

Expenses
General and Administrative Expenses	$ 627	$ 6,944	$ 7,182	$ 25,888	$ 64,055
Total Expenses	$ 627	$ 6,944	$ 7,182	$ 25,888	$ 64,055
Other Income (Expense)
Interest Expense - Related Party	189	-	565	-	925
Total Other Income Expense	189	-	565		925
Net (loss) before Income Taxes	$ (816)	$ (6,944)	$ (7,747)	$ (25,888)	$ (64,980)
Income Tax Expenses	-	-	-	-	-

Net (loss)	$ (816)	$ (6,944)	$ (7,747)	$ (25,888)	$ (64,980)

(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	26,200,000	26,200,000	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements.

5 | Page

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Nine Months Ended December 31, 2009	Nine Months Ended December 31, 2008	From Inception on December 13, 2006 to December 31, 2009

Operating Activities
Net (loss)	$(7,747)	$(25,888)	$(64,980)
Accounts payables and accrued liabilities	-	2,000	5,000
Net cash (used) for operating activities	(7,747)	(23,888)	(59,980)

Financing Activities
Loans from related party	9,932	29,000	48,932
Accrued Interest – Related Party	565	175	925
Sale of common stock	-	-	25,400
Net cash provided by financing activities	10,497	29,175	75,257

Net increase (decrease) in cash and equivalents	2,750	5,287	15,277

Cash and equivalents at beginning of the period	12,527	9,643	-
Cash and equivalents at end of the period	$15,277	$14,930	$15,277

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2009

(Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Bosco Holdings, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on December 13, 2006.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and its efforts are primarily devoted marketing and distributing laminate flooring to the wholesale and retail markets throughout North America. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, December 13, 2006 through December 31, 2009 the Company has accumulated losses of $64,980.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $64,980 as at December 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

From the date of inception through December 31, 2009, the Company has not generated any revenue to date.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended December 31, 2009.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $64,980 for the from our inception to December 31, 2009. As of December 31, 2009, the Company's has excess of current liabilities over its current assets by $39,580, with cash and cash equivalents representing $15,277.

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

4. INCOME TAXES

 As of  December 31, 2009, the Company had net operating loss carry forwards of approximately $64,980  that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. MARKETING AND SALES DISTRIBUTION AGREEMENT

On March 9, 2007 The Company entered into a Marketing and Sales Distribution Agreement with Bossco-Laminate Co., LTD to market and distribute the laminate flooring products in North America. According to this agreement, Bossco-Laminate Co., LTD  agrees  to  manufacture  the  1200x300x8  mm polish surface  and  relief  surface  laminate flooring  and fulfill Bosco's written purchase orders for Products in a timely  manner,  and in any event will use its best efforts to fill placed orders within a period  of  thirty days (30)days or less following the receipt of any written order.

6. RELATED PARTY TRANSACTIONS

On February 27, 2008, a  related party had loaned the Company $10,000. The loan is non-interest bearing, due upon demand and unsecured. As of March 31, 2008 total loan amount was $10,000.

 On July 18, 2008, a  related party had loaned the Company $7,500. The loan is non-interest bearing, due upon demand and unsecured.

On September 16, 2008 a  related party had loaned the Company $14,000. The loan is non-interest bearing, due upon demand and unsecured.

On October 8, 2008 related party had loaned the Company $7,500 at the interest rate of 10%. The loan due upon demand and unsecured.

On December 21, 2009 a  related party had loaned the Company $4,966. The loan is non-interest bearing, due upon demand and unsecured.

On December 22, 2009 a  related party had loaned the Company $4,966. The loan is non-interest bearing, due upon demand and unsecured.

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

Nine-Month Period Ended December 31, 2009 Compared to Nine-Month Period Ended December 31, 2008

Our net loss for the nine-month period ended December 31, 2009 was approximately ($7,747) compared to a net loss of ($25,888) during the nine-month period ended December 31, 2008. During the nine-month periods ended December 31, 2009 and 2008, we did not generate any revenue.

During the nine-month period ended December 31, 2009, we incurred general and administrative expenses of approximately $7,182 compared to $25,888 incurred during the nine-month period ended December 31, 2008. The general and administrative expenses incurred during the nine-month period ended December 31, 2009 consisted of corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss during the nine-month period ended December 31, 2009 was ($7,747) or ($0.00) per share compared to a net loss of ($25,888) or ($0.00) per share during the nine-month period ended December 31, 2008. The weighted average number of shares outstanding was 26,200,000 for the nine-month periods ended December 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Nine-Month Period Ended December 31, 2009

As at the nine-month period ended December 31, 2009, our current assets were $15,277 and our current liabilities were $54,857, which resulted in a working capital deficiency of ($39,580). As at the nine-month period ended December 31, 2009, current assets were comprised of $15,277 in cash. As at the nine-month period ended December 31, 2009, current liabilities were comprised of $48,932 in loan from related party, $925 in related party interest and $5,000 in accounts payable and accrued liabilities.

As at the nine-month period ended December 31, 2009, our total assets were $15,277 comprised entirely of current assets compared to $12,527 at fiscal year ended March 31, 2009. The increase in total assets during the nine-month period ended December 31, 2009 from fiscal year ended March 31, 2009 was due to loan from director.

As at the nine-month period ended December 31, 2009, our total liabilities were $54,857 comprised entirely of current liabilities compared to $44,360 at fiscal year ended March 31, 2009.

Stockholders’ deficit increased from ($31,833) for fiscal year ended March 31, 2009 to ($39,850) for the nine-month period ended December 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended December 31, 2009, net cash flows used in operating activities was ($7,747), consisting of a net loss of ($7,747). For the nine-month period ended December 31, 2008, net cash flows used in operating activities was ($23,888), consisting of a net loss of ($25,888) and accounts payables of $2,000.

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

At December 31, 2009, our current assets consisted of $15,277 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately nine months, provided we do not organize any major events during that time period. Accordingly and as discussed above, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1. As of December 31, 2009, we did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees an consultants our accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of December 31, 2009, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

16 | Page

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

17 | Page

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

18 | Page