Form 10-K
period 2010-03-31
Bosco Holdings, Inc.
filed 2010-07-14
CIK 1403231

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

 [ x ] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Number of common shares outstanding at July 14, 2010: 26,200,000

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

We intend to develop our retail network by initially focusing our marketing efforts on larger chain stores that sell various types of flooring, such as Home Depot. These businesses sell more flooring, have a greater budget for in- stock inventory and tend to purchase a more diverse assortment of flooring.  By late 2010, we intend to start negotiation with contractors and homebuilders and anticipate expanding our retail network to include small to medium size retail businesses whose businesses focus is limited to the sale of flooring. Any relationship we arrange with retailers for the wholesale distribution of our flooring will be non-exclusive. Accordingly, we will compete with other flooring vendors for positioning of our products in retail space.

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

Research and Development

We have not spent any amounts on research and development activities during the year ended March 31, 2010.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Intellectual Property

As of March 31, 2010 we did not own any intellectual property.

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

Our common stock became eligible for quotation on the OTC Bulletin Board on January 23, 2008 but as of March 31, 2010 our common stock has only traded on two days.

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

Holders

As of March 31, 2010, we had approximately 30 shareholders of record and 26,200,000 outstanding shares of common stock.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

We currently do not have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities by Us and our Affiliated Purchases

As of March 31, 2010 we had not repurchased any of our common stock, and we have not publicly announced any repurchase plans or programs

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

Liquidity and Capital Resources

As of March 31, 2010, we had cash of $4,506 in our bank accounts and a working capital deficit of $51,258 compared to $12,527 cash and working capital deficit of $31,833 as of March 31, 2009.  As of March 31, 2010, we had total assets of $4,506 and total liabilities of $55,764.  As of March 31, 2010 we have accumulated a deficit of $76,658.

From December 13, 2006 (date of inception) to March 31, 2010, we raised net proceeds of $26,200 in cash from the issuance of common stock.

We used net cash of $18,703 in operating activities for the year ended March 31, 2010 compared to $26,476 for the year ended March 31, 2009.

As of March 31, 2010 we had cash of $4,506 in our bank account.  We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements.  We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings.  There is no assurance that any financing will be available or if available, on terms that will be acceptable to us.  We may not raise sufficient funds to fully carry out any business plan.

Results of Operations

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on December 13, 2006 to March 31, 2010.  As of March 31, 2010, we had an accumulated deficit of $76,658.  We anticipate that we will not earn any revenues during the current fiscal year.

At this time, our ability to generate any revenues continues to be uncertain.  The auditor's report on our audited financial statements on March 31, 2010 and 2009 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From December 13, 2006 (date of inception) to March 31, 2010, our total expenses were $76,658.  Our total expenses consisted solely of general and administrative expenses.

Our total expenses decreased by $8,677 to $19,425 for the year ended March 31, 2010 from $28,102 for the year ended March 31, 2009.  The decrease in total expenses was mainly due a minor decrease in operating expenses.

Net Loss

For the year ended March 31, 2010 we incurred net loss of $19,425 compared to $28,102 for the year ended March 31, 2009.  From December 13, 2006 (date of inception) to March 31, 2010, we incurred an aggregate net loss of $76,658.  The net loss was primarily due to operating expenses.  We incurred net loss of $0.00 per share for the year ended March 31, 2010 and a net loss of $0.00 per share for the year ended March 31, 2009.

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

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bosco Holdings, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Bosco Holdings, Inc. (A Development Stage Company) as of March 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2010 and 2009 and since inception on December 13, 2006 through March 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bosco Holdings, Inc. (A Development Stage Company) as of March 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2010 and 2009 and since inception on December 13, 2006 through March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has accumulated losses of $76,658, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

July 6, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

BOSCO HOLDINGS, INC (A Development Stage Company) Balance Sheets

Assets
	March 31	March 31
	2010	2009

Current Assets
Cash	$ 4,506	$ 12,527
Total Assets	$ 4,506	$ 12,527

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrued liabilities	$ 5,722	$ 5,000
Accrued Interest – Related Party Note	1,110	360
Loans from related party	48,932	39,000
Total Current Liabilities	$ 55,764	$ 44,360

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
26,200,000 shares issued and outstanding	26,200	26,200
Additional paid-in-capital	(800)	(800)
Deficit accumulated during the development stage	(76,658)	(57,233)
Total stockholders’ equity (deficit)	(51,258)	(31,833)
Total liabilities and stockholders’ equity (deficit)	$ 4,506	$ 12,527

The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Operations

	Year Ended March 31, 2010	Year Ended March 31, 2009	From Inception on December 13, 2006 through March 31, 2010

Expenses
General and Administrative Expenses	$ 18,675	$ 27,742	$ 75,548
Total Expenses	$ 18,675	$ 27,742	$ 75,548
Net (loss) before Income Taxes	$ (18,675)	$ (27,742)	$ (75,548)
Other Expenses
Interest Expense-Related Party	750	360	1,110
Income Tax Expense	-	-	-

Net (loss) for a period	$ (19,425)	$ (28,102)	$ (76,658)

(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	26,200,000	26,200,000
The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC (A Development Stage Company) Statement of Stockholders’ Deficit From Inception on December 13, 2006 to March 31, 2010
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total

Balance at inception on December 13, 2006
March 31, 2007
Common shares issued for cash at $0.0002	15,000,000	$ 15,000	$ (12,000)	$ -	$ 3,000
March 31, 2007
Common shares issued for cash at $0.002	11,200,000	11,200	11,200		22,400
Net (loss)	-	-	-	(390)	(390)
Balance as of March 31, 2007		26,200	(800)	(390)	25,010
Net (loss)				(28,741)	(28,741)
Balance as of March 31, 2008	26,200,000	26,200	(800)	(29,131)	(3,731)
Net (loss)	-	-	-	(28,102)	(28,102)
Balance as of March 31, 2009	26,200,000	26,200	(800)	$ (57,233)	$ (31,833)
Net (loss)	-	-	-	(19,425)	(19,425)
Balance as of March 31, 2010	26,200,000	$ 26,200	$ (800)	$ (76,658)	$ (51,258)

The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Cash Flows
	Year Ended March 31, 2010	Year Ended March 31, 2009	From Inception on December 13, 2006 through March 31, 2010
Operating Activities
Net (loss)	$ (19,425)	$ (28,102)	$ (76,658)
Accounts payables and accrued liabilities	722	1,626	5,722
Net cash (used) for operating activities	(18,703)	(26,476)	(70,936)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Loans from related party	9,932	29,000	48,932
Accrued Interest – Related Party Note	750	360	1,110
Sale of common stock	-	-	25,400
Net cash provided by financing activities	10,682	29,360	75,442

Net increase (decrease) in cash and equivalents	(8,021)	2,884	4,506

Cash and equivalents at beginning of the period	12,527	9,643	-
Cash and equivalents at end of the period	$ 4,506	$ 12,527	$ 4,506
Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
Non-Cash Activities	$ -	$ -	$ -
The accompanying notes are an integral part of these financial statements.

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

March 31, 2010

1. NATURE AND CONTINUANCE OF OPERATIONS

Bosco Holdings, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on December 13, 2006.  The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”) and its efforts are primarily devoted marketing and distributing laminate flooring to the wholesale and retail markets throughout North America. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, December 13, 2006 through March 31, 2010 the Company has accumulated losses of $76,658.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  For the period from inception, December 13, 2006 through March 31, 2010 the Company has accumulated losses of $76,658.

There is substantial doubt as to the ability of the company to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

As shown in the accompanying financial statements, the Company has incurred accumulated deficit of $76,658 for the period ended March 31, 2010. As of March 31, 2010, the Company's has excess of current liabilities over its current assets by $51,258, with cash and cash equivalents representing $4,506.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

March 31, 2010

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At March 31, 2010  a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC-730”), “Research and Development”. Under ASC-730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 the period from December 13, 2006 (date of inception) to March 31, 2010.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. At March 31, 2010, the Company has cash in the amount of $4,506. The Company places its cash and temporary cash investments with credit quality institutions. The Company does not have any cash in non US currency accounts. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at March 31, 2010.

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2010

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended March 31, 2010.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of ASC-718, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of ASC-718 for the period beginning December 13, 2006. The Company did not record any compensation expense in the year of 2010 because there were no stock options outstanding prior to the adoption or at March 31, 2010.

Recent accounting pronouncements

The Company management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, except for those pronouncements detailed below, no other pronouncements apply or will have a material effect on the Company’s financial statements.

 In May 2009, the FASB issued ASC 855 Subsequent Events, which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

March 31, 2010

4. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par  value of one tenth of one cent  ($0.001) per share and no other class of shares is authorized.  As of March 31, 2010 and  the company has issued and outstanding  26,200,000 shares of common stock.

During the year March 31, 2007,  the Company  issued  26,200,000  shares of common  stock for total cash  proceeds of $25,400.  At March 31, 2010 there were no outstanding stock options or warrants.

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

5. INCOME TAXES

 As of  March 31, 2010, the Company had net operating loss carry forwards of approximately $76,658  that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6. MARKETING AND SALES DISTRIBUTION AGREEMENT

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

March 31, 2010

7. RELATED PARTY TRANSACTIONS

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

As of March 31, 2010 total loan amount was $48,932:

1. $41,432 of that loan is non-interest bearing and

2. $7,500 is at the interest rate of 10%.

8. CONTINGENCY

The Company disputes charges with RBSM LLP (predecessor auditor) for the review of the Form 8-K and correspondence with the successor auditor in amount of $3,025. The Company examined the invoices, and decided that charges for the review of the 8K and correspondence with the successor auditor are excessive.

 $3,025 is not part of the $5,000 already accrued.

9. SUBSEQUENT EVENTS

The Company has determined that there were no subsequent events up to and including the date of the issuance of these financial statements that warrant disclosure or recognition in the financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1. As of March 31, 2010, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2. As of March 31, 2010, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Item 11.  Executive Compensation.

The following table sets forth, as of March 31, 2010, the compensation paid to our President and Chief Executive Officer and our Chief Financial Officer during the last two completed fiscal years.  No other officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

Summary Compensation Table (1)
Name and Principal Position	Year	Salary ($)	Total ($)
Alexander Dannikov (2)	2008	0	0
	2009	0	0
	2010	0	0

(1) Pursuant to Item 402(a)(5) of Regulation S-K tables and columns have been omitted where no compensation has been awarded.

(2) Alexander Dannikov is our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer.

We have made no grants of stock options or stock appreciation rights from December 13, 2006 (inception) to March 31, 2010.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2010.

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

Change of Control

As of March 31, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

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

The following table sets forth information as of March 31, 2010 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director and all executive officers and directors as a group.  Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Alexander Dannikov 26 Utkina Street, Suite 10 Irtkutsk, Russia 664007	15,000,000	57.25

Item 13.  Certain Relationships and Related Transactions.

During the year ended March 31, 2010, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors in connection with the audit of our financial statements for the years ended March 31, 2010 and 2009, and any other fees billed for services rendered by our auditors during these periods.

Period from December 13, 2006 to March 31, 2009
Audit fees	$9,000
Audit-related fees	-
Tax fees	-
All other fees	-
Total	9,000

Period from April 1, 2009 to March 31, 2010
Audit fees	$13,250
Audit-related fees	-
Tax fees	-
All other fees	-
Total	$13,250

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended March 31, 2010.

Item 15.  Exhibits.

Exhibit No.	Description
23.1	Consent of SEALE AND BEERS, CPAs
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSCO HOLDINGS, INC.

Date: July 14, 2010	By:	/s/ Alexander Dannikov
Alexander Dannikov
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Alexander Dannikov
Alexander Dannikov	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	July 14, 2010