Form 10-Q
period 2010-09-30
Bosco Holdings, Inc.
filed 2010-11-09
CIK 1403231

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANEG ACT OF 1934

         For the period ended September 30, 2010

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 9, 2010
Common Stock, $0.001	26,200,000

2 | Page

BOSCO HOLDINGS, INC.

Form 10-Q

3 | Page

PART I

ITEM 1. FINANCIAL STATEMENTS

BOSCO HOLDINGS, INC (A Development Stage Company) Balance Sheets
(Unaudited)
Assets
	September 30	March 31
	2010	2010
Current Assets
Cash	$ 2,525	$ 4,506
Prepaid Expenses	50
Total Current Assets	2,575	4,506
Total Assets	$ 2,575	$ 4,506

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrued liabilities	$ 5,000	$ 5,722
Accrued Interest – Related Party Note	1,486	1,110
Loans from related party	54,394	48,932
Total Current Liabilities	$ 60,880	$ 55,764

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
26,200,000 shares issued and outstanding	26,200	26,200
Additional paid-in-capital	(800)	(800)
Deficit accumulated during the development stage	(83,705)	(76,658)
Total stockholders’ equity (deficit)	(58,305)	(51,258)
Total liabilities and stockholders’ equity (deficit)	$ 2,575	$ 4,506

	The accompanying notes are an integral part of these financial statements.

4 | Page

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009	From Inception on December 13, 2006 through September 30, 2010

Expenses
General and Administrative Expenses	$ 2,068	$ 2,032	$ 6,671	$ 6,555	$ 82,219
Total Expenses	2,068	2,032	6,671	6,555	82,219
Net (loss) before Income Taxes	(2,068)	(2,032)	(6,671)	(6,555)	(82,219)
Other Expenses
Interest Expense	189	189	376	376	1,486
Income Tax Expense	-		-	-	-
Net (loss) for a period	$ (2,257)	$ (2,221)	$ (7,047)	$ (6,931)	$ (83,705)
(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	26,200,000	26,200,000	26,200,000	26,200,000
The accompanying notes are an integral part of these financial statements.

5 | Page

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009	From Inception on December 13, 2006 through September 30, 2010
Operating Activities
Net (loss)	$ (7,047)	$ (6,931)	$ (83,705)
Prepaid Expenses	(50)	-	(50)
Accounts payables and accrued liabilities	(722)	-	5,000
Accrued Interest – Related Party Note	376	376	1,486
Net cash (used) for operating activities	(7,443)	(6,555)	(77,269)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Loans from related party	5,462	-	54,394
Sale of common stock	-	-	25,400
Net cash provided by financing activities	5,462	-	79,794

Net increase (decrease) in cash and equivalents	(1,981)	(6,555)	2,525

Cash and equivalents at beginning of the period	4,506	12,527	-
Cash and equivalents at end of the period	$ 2,525	$ 5,972	$ 2,525
Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
Non-Cash Activities	$ -	$ -	$ -
The accompanying notes are an integral part of these financial statements.

6 | Page

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2010

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

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  For the period from inception, December 13, 2006 through September 30, 2010 the Company has accumulated losses of $83,705.

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

As of September 30, 2010, the Company's has excess of current liabilities over its current assets by $58,305, with cash and cash equivalents representing $2,525.

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

September 30, 2010

(Unaudited)

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

At September 30, 2010  a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC-730”), “Research and Development”. Under ASC-730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 the period from December 13, 2006 (date of inception) to September 30, 2010.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. At September 30, 2010, the Company has cash in the amount of $2,525. The Company places its cash and temporary cash investments with credit quality institutions. All of the Company’s cash is in non FDIC insured accounts. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at September 30, 2010.

8 | Page

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2010

(Unaudited)

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended September 30, 2010.

Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

9 | Page

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2010

(Unaudited)

4. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par  value of one tenth of one cent  ($0.001) per share and no other class of shares is authorized.  As of September 30, 2010 and  the company has issued and outstanding  26,200,000 shares of common stock.

During the year March 31, 2007,  the Company  issued  26,200,000  shares of common  stock for total cash  proceeds of $25,400.  At September 30, 2010 there were no outstanding stock options or warrants.

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

5. INCOME TAXES

 As of  September  30, 2010, the Company had net operating loss carry forwards of  $83,705  that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

As of September 30, 2010 Company has placed no such written orders.

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

As of September 30, 2010 the Company accrued interest on related party note $1,486.

As of September 30, 2010 total loan amount was $54,394:

1. $46,894 of that loan is non-interest bearing and

2. $7,500 is at the interest rate of 10%.

10 | Page

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2010

(Unaudited)

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

11 | Page

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

12 | Page

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

13 | Page

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

Six Month Period Ended September 30, 2010 Compared to Six-Month Period Ended September 30, 2009

Our net loss for the six-month period ended September 30, 2010 was ($7,047) compared to a net loss of ($6,931) during the six-month period ended September 30, 2009 (an increase of 116). During the six-month periods ended September 30, 2010 and 2009, we did not generate any revenue.

During the six-month period ended September 30, 2010, we incurred general and administrative expenses of approximately $7,047 compared to $6,931 incurred during the six-month period ended September 30, 2009 (an increase of $116). The general and administrative expenses incurred during the six-month period ended September 30, 2010 consisted of corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss during the six-month period ended September 30, 2010 was ($7,047) or ($0.00) per share compared to a net loss of ($6,931) or ($0.00) per share during the six-month period ended September 30, 2009. The weighted average number of shares outstanding was 26,200,000 for the six-month periods ended September 30, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Six-Month Period Ended September 30, 2010

As at the six-month period ended September 30, 2010, our current assets were $2,575 and our current liabilities were $60,880, which resulted in a working capital deficiency of ($58,305). As at the six-month period ended September 30, 2010, current assets were comprised of $2,525 in cash and $50 in prepaid expenses. As at the six-month period ended September 30, 2010, current liabilities were comprised of $54,394 in loan from related party, $5,000 in accounts payable and accrued liabilities and $1,486 in accrued interest.

As at the six-month period ended September 30, 2010, our total assets were $2,575 comprised entirely of current assets compared to $4,506 at fiscal year ended March 31, 2010.

As at the six-month period ended September 30, 2010, our total liabilities were $60,880 comprised entirely of current liabilities compared to $55,764 at fiscal year ended March 31, 2010.

Stockholders’ deficit increased from ($51,258) for fiscal year ended March 31, 2010 to ($58,305) for the six-month period ended September 30, 2010.

14 | Page

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended September 30, 2010, net cash flows used in operating activities was ($7,443), consisting of a net loss of ($7,047) , accounts payables, accrued liabilities of ($722) and prepaid expenses of ($50) and accrued interest  $376. For the six-month period ended September 30, 2009, net cash flows used in operating activities was ($6,555), consisting of a net loss of ($6,931) and accrued interest $376.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended September 30, 2010, net cash flows provided from financing activities was $5,462  compared to $-0- for the six-month period ended September 30, 2009.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; and (ii) working capital. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

At September 30, 2010, our current assets consisted of $2,525 in cash and $50 in prepaid expenses. With these funds, we will only be able to satisfy our cash requirements for approximately three months, provided we do not organize any major events during that time period. Accordingly and as discussed above, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

16 | Page

An evaluation was conducted under the supervision and with the participation of our management, including Mr. Dannikov, our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, Mr. Dannikov concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1. As of September 30, 2010, we did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees an consultants our accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of September 30, 2010, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

                                                   BOSCO HOLDINGS, INC.

Dated: November 9, 2010	By: /s/ Alexander Dannikov Alexander Dannikov, President and Chief Executive Officer

Dated: November 9, 2010	By: /s/ Alexander Dannikov Alexander Dannikov, Chief Financial Officer

19 | Page