Form 10-Q
period 2010-12-31
Bosco Holdings, Inc.
filed 2011-02-08
CIK 1403231

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANEG ACT OF 1934

         For the period ended December 31, 2010

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 8, 2011
Common Stock, $0.001	26,200,000

2 | Page

BOSCO HOLDINGS, INC.

Form 10-Q

3 | Page

PART I

ITEM 1. FINANCIAL STATEMENTS

BOSCO HOLDINGS, INC (A Development Stage Company) Balance Sheets
(Unaudited)
Assets
	December 31	March 31
	2010	2010
Current Assets
Cash	$ 655	$ 4,506
Total Current Assets	655	4,506
Total Assets	$ 655	$ 4,506

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts payables and accrued liabilities	$ 5,255	$ 5,722
Accrued Interest – Related Party Note	1,675	1,110
Loans from related party	54,394	48,932
Total Current Liabilities	$ 61,324	$ 55,764

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
26,200,000 shares issued and outstanding	26,200	26,200
Additional paid-in-capital	(800)	(800)
Deficit accumulated during the development stage	(86,069)	(76,658)
Total stockholders’ equity (deficit)	(60,669)	(51,258)
Total liabilities and stockholders’ equity (deficit)	$ 655	$ 4,506

	The accompanying notes are an integral part of these financial statements.

4 | Page

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009	From Inception on December 13, 2006 through December 31, 2010
Expenses
General and Administrative Expenses	$ 2,174	$ 627	$ 8,845	$ 7,182	$ 84,394
Total Expenses	2,174	627	8,845	7,182	84,394
Net (loss) before Income Taxes	(2,174)	(627)	(8,845)	(7,182)	(84,394)
Other Expenses
Interest Expense	189	189	565	565	1,675
Income Tax Expense	-		-	-	-
Net (loss) for a period	$ (2,363)	$ (816)	$ (9,410)	$ (7,747)	$ (86,069)
(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	26,200,000	26,200,000	26,200,000	26,200,000
The accompanying notes are an integral part of these financial statements.

5 | Page

BOSCO HOLDINGS, INC (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009	From Inception on December 13, 2006 through December 31, 2010
Operating Activities
Net (loss)	$ (9,410)	$ (7,747)	$ (86,069)
Accounts payables and accrued liabilities	(468)	-	5,255
Accrued Interest – Related Party Note	565	565	1,675
Net cash (used) for operating activities	(9,313)	(7,182)	(79,139)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Loans from related party	5,462	9,932	54,394
Sale of common stock	-	-	25,400
Net cash provided by financing activities	5,462	9,932	79,794

Net increase (decrease) in cash and equivalents	(3,851)	2,750	655

Cash and equivalents at beginning of the period	4,506	12,527	-
Cash and equivalents at end of the period	$ 655	$ 15,277	$ 655
Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
Non-Cash Activities	$ -	$ -	$ -
The accompanying notes are an integral part of these financial statements.

6 | Page

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2010

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

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  For the period from inception, December 13, 2006 through December 31, 2010 the Company has accumulated losses of $86,069.

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

As of December 31, 2010, the Company's has excess of current liabilities over its current assets by $60,669, with cash and cash equivalents representing $655.

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

December 31, 2010

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

At December 31, 2010  a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC-730”), “Research and Development”. Under ASC-730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 the period from December 13, 2006 (date of inception) to December 31, 2010.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. At December 31, 2010, the Company has cash in the amount of $655. The Company places its cash and temporary cash investments with credit quality institutions. All of the Company’s cash is in non FDIC insured accounts. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at December 31, 2010.

8 | Page

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2010

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended December 31, 2010.

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

9 | Page

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2010

(Unaudited)

4. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par  value of one tenth of one cent  ($0.001) per share and no other class of shares is authorized.  As of December 31, 2010 and  the company has issued and outstanding  26,200,000 shares of common stock.

During the year March 31, 2007,  the Company  issued  26,200,000  shares of common  stock for total cash  proceeds of $25,400.  At December 31, 2010 there were no outstanding stock options or warrants.

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

5. INCOME TAXES

 As of  December 31, 2010, the Company had net operating loss carry forwards of  $86,069 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

As of December 31, 2010 Company has placed no such written orders.

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

As of December 31, 2010 the Company accrued interest on related party note $1,675.

As of December 31, 2010 total loan amount was $54,394:

1. $46,894 of that loan is non-interest bearing and

2. $7,500 is at the interest rate of 10%.

10 | Page

BOSCO HOLDINGS, INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2010

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

Nine-Month Period Ended December 31, 2010 Compared to Nine-Month Period Ended December 31, 2009

Our net loss for the nine-month period ended December 31, 2010 was ($9,410) compared to a net loss of ($7,747) during the nine-month period ended December 31, 2009 (an increase of 1,663). During the nine-month periods ended December 31, 2010 and 2009, we did not generate any revenue.

During the nine-month period ended December 31, 2010, we incurred general and administrative expenses of approximately $9,410 compared to $7,747 incurred during the nine-month period ended December 31, 2009 (an increase of $1,663). The general and administrative expenses incurred during the nine-month period ended December 31, 2010 consisted of corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss during the nine-month period ended December 31, 2010 was ($9,410) or ($0.00) per share compared to a net loss of ($7,747) or ($0.00) per share during the nine-month period ended December 31, 2009. The weighted average number of shares outstanding was 26,200,000 for the nine-month periods ended December 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Nine-Month Period Ended December 31, 2010

As at the nine-month period ended December 31, 2010, our current assets were $655 and our current liabilities were $61,324, which resulted in a working capital deficiency of ($60,669). As at the nine-month period ended December 31, 2010, current assets were comprised of $655 in cash. As at the nine-month period ended December 31, 2010, current liabilities were comprised of $54,394 in loan from related party, $5,255 in accounts payable and accrued liabilities and $1,675 in accrued interest.

As at the nine-month period ended December 31, 2010, our total assets were $655 comprised entirely of current assets compared to $4,506 at fiscal year ended March 31, 2010.

As at the nine-month period ended December 31, 2010, our total liabilities were $61,324 comprised entirely of current liabilities compared to $55,764 at fiscal year ended March 31, 2010.

Stockholders’ deficit increased from ($51,258) for fiscal year ended March 31, 2010 to ($60,669) for the nine-month period ended December 31, 2010.

14 | Page

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended December 31, 2010, net cash flows used in operating activities was ($9,313), consisting of a net loss of ($9,410) , accounts payables and accrued liabilities of ($468) and accrued interest  $565. For the nine-month period ended December 31, 2009, net cash flows used in operating activities was ($7,182), consisting of a net loss of ($7,747) and accrued interest $565.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-month period ended December 31, 2010, net cash flows provided from financing activities was $5,462 compared to $9,932 for the nine-month period ended December 31, 2009.

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

At December 31, 2010, our current assets consisted of $655 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately three months, provided we do not organize any major events during that time period. Accordingly and as discussed above, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

16 | Page

An evaluation was conducted under the supervision and with the participation of our management, including Mr. Dannikov, our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, Mr. Dannikov concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1. As of December 31, 2010, we did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees an consultants our accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of December 31, 2010, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

                                                   BOSCO HOLDINGS, INC.

Dated: February 8, 2011	By: /s/ Alexander Dannikov Alexander Dannikov, President and Chief Executive Officer

Dated: February 8, 2011	By: /s/ Alexander Dannikov Alexander Dannikov, Chief Financial Officer

19 | Page