Form 10-K
period 2011-03-31
CADUCEUS SOFTWARE SYSTEMS CORP.
filed 2011-07-11
CIK 1403231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-144509

CADUCEUS SOFTWARE SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0534794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42A High Street, Sutton Coldfield, West Midlands, United Kingdom	B72 1UJ
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: +44 0121 695 9585

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes[ ] No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes[ ] No[X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[ ] No[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ ] No[X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2010 was US$17,920,000 based on a US$0.20 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

275,800,000 as of July 8, 2011

     DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Caduceus Software Systems Corp., unless otherwise stated.

General Overview

We were incorporated as a Nevada company on December 13, 2006. On March 1, 2011 we changed our name from Bosco Holdings Inc., to Caduceus Software Systems Corp., and increased our authorized capital to 400,000,000 shares of common stock. As of March 3, 2011 we also undertook a forward split of our issued and outstanding shares on a basis of 1 old for 8 new. We maintain our business offices at 42a High Street, Sutton Coldfield, West Midlands, United Kingdom, and our telephone number is +44-0121-695-9585.

Previous Business

Until June 9, 2011, we were engaged in the business of marketing and distributing laminate flooring in both the mass wholesale and retail markets throughout North America. We entered into a marketing and sales distribution agreement with our supplier, Bossco-Laminate Co., Ltd., a private Russian company. However, we were not able to find sufficient investment in order to expand our business and our management was forced to change our business focus.

Current Business

On June 9, 2011 we entered into and closed a licensing agreement with Sygnit Corporation for the exclusive license to software optimized for use in medical the medical industry for patient management, patient appointment scheduling, physician memorandum recording, medical symptom and ailment recording and digital image recording. We are now a medical software company that offers a suite of medical management applications, collectively named Caduceus MMS, that focus on an alternative to traditional patient administration systems: reducing the time and expense involved in managing appointment scheduling; providing practitioners with a comprehensive set of resource, prescription, and contraindication libraries, and; a sophisticated architecture designed to minimize the billing submission time while maximizing the successful reimbursements to the clinic.

Products and Services

Through the license agreement with Sygnit, we are able to provide a suite of software to medical professionals. Our software offerings are designed in stages so that each component and phase carefully addresses both the practitioner’s administrative and level-of-service requirements. Unlike most EHR (Electronic Health Recording) or EMB (Electronic Medical Billing) systems that handle either billing or scheduling, Caduceus MMS is equipped to manage an entire practice. In order to remain streamlined Caduceus MMS is structured as a set of closely interrelated service units, scalable modules, and upgradeable libraries.

We expect that Caduceus MMS will primarily be installed and used in a clinical or office environment, thus it was primarily designed to be implemented in a local network on standard Windows-based computer systems. In this configuration, the software requires almost no additional hardware outlay; it can be installed and used almost immediately. With the addition of server and imaging modules, Caduceus MMS can be adapted to take advantage of more equipment. This premise gives the client a shallow investment curve to overcome, rather than being forced to pay tens to hundreds of thousands to prepare the typical complex EHR.

Caduceus MMS Accounting Records Screenshot

Caduceus MMS Patient Billing Screenshot

The service units of the Caduceus MMS, such as the highly predictive ‘Recall and Reminder’ service, perform specific universal tasks giving the software adaptive intelligence. The Recall and Reminder service continuously monitors the status of appointments, remittance deadlines, overdue accounts, claims remitting, and follow-ups. Building Caduceus MMS with many dedicated processing units greatly improves its adaptability and automation when compared to competing EHRs that rely on a complex system core.

Caduceus MMS Appointment Scheduler Screenshot

Given the above, each installation of Caduceus MMS can be configured with anywhere from the most minimal set of modules to a full complement of features depending on the requirements, budget, and hardware layout of the target client. Modules like the Human Anatomical Mapping Tool, Imaging Module, or Document Editor or Prescription Writer can be added, as the clinic’s needs change. Additionally, some modules will also introduce new service units, which in turn expand the usefulness of the software system. Some of the more common modules that the software will come equipped with are as follows:

Human Anatomical Mapping Tool

The Human Anatomical Mapping Tool is a graphical image of the human body. This tool allows the doctor to visually mark on the human body symptoms and ailments of the patient, and put notes on that specific area. It is a lot easier to use than writing notes about ailments without a visual picture. It aims to allow the doctor to quickly see and remember where the ailment is and it can track the progression of treatment for that precise part of the body.

Caduceus MMS Anatomical Mapping Module Screenshot

Imaging Module

The imaging module is an add-on (an extra component that is separate from the core software) to save and store scanned images and associate them to the patient. X-rays and medical images can be scanned digitally at clinics. (Most clinics are equipped with specialized scanners for x-rays.) It is saved in a digital file. The imaging module will allow it to store the image in a secure manner into the database.

This module has been created but is not fully tested. It will need to be tested for various images and image sizes to see if the software's database can handle them.

Document Editor or Prescription Writer

These modules allow the doctor to write down official documents that are requested by the patient or to issue doctor referrals or for formal correspondence. The prescription writer is a module that allows the doctor to write prescriptions with the doctor letter head, and replaces the need for doctors to carry prescription notepads as the official way to write-up prescriptions

Without the ability to install modules Caduceus MMS would offer the client limited scope, become cumbersome and too large to navigate effectively if it were to be developed past its initial scope, and be virtually impossible to stage to grow with a growing practice.

Many libraries within the Caduceus MMS such as codes, treatments, localization resources, contraindications, regulatory protocols, reports, and facilities are continuously updated, thus allowing the client to stay up-to-date. Caduceus MMS is supplied to the customer with over 650 diagnostic explanatory codes, almost 5000 treatments (virtually covering all medical treatments known today), more than 6100 ICD-9 and ICD-10 diagnostic codes, and it understands over 80 parts of the body. These numbers are not for bragging, but do exceed the resources provided by Caduceus’ closest competitors. A comprehensive set of libraries translates into an application than can immediately manage different medical situations quickly.

Other libraries can be built by the consumer over time. An example is the Insurance Module, which has no restrictions on the data input which can be included by the consumer, and can therefore record a variety of insurance providers.

We anticipate undertaking further development into mobile device interfaces, Linux operating system support, biometrics and additional modules.

Market, Customers and Distribution Methods

We believe that we will market our software product in the following four areas of the healthcare industry:

  Healthcare patient information management.
  Electronic Healthcare Recording (EHR)
  Electronic Medical Billing systems (EMBs)
  Contact management and Appointment Scheduling and booking

In 2007, US healthcare expenditures accounted more than $2.26 trillion or $7,439 per person. Given this figure, the US had the third highest healthcare expenditure per capita, and except for East Timor, spent more than any other nation-state on earth.

Our management believes that given the general outlook towards reform of the medical system, American healthcare providers and consumers are interested in reducing the costs of healthcare without compromising service.

The Congressional Budget Office has pointed out that, "about half of all growth in health care spending in the past several decades was associated with changes in medical care made possible by advances in technology." Although currently prepared for use in Canada, the software can be easily expanded to any region or jurisdiction in Canada, the United States, United Kingdom, Australia, and the Caribbean. With the implementation of future language libraries, it can be offered in French, Spanish, German, Italian, Japanese or Chinese.

The Bureau of Labor Statistics in the United States estimated that in 2008 there were approximately 661,400 practicing physicians, and projected that number to increase to 805,500 by 2018. Since Caduceus MMS was constructed to accommodate 47 of the 49 recognized medical specialties (excluding surgical specialties), it is well poised to work with most of the industry. We anticipate that we will begin selling our software to 0.5% of the active market, or about 3,307 physicians. Furthermore, because Caduceus MMS can be made to operate in any jurisdiction, this target market covers all geographic regions in the United States, all ages, both sexes and in both public and private settings.

We anticipate that we will distribute our software largely through online sources. Software used to be sold off-the-shelf from software vendors. The current model is via the Internet, where customers buy the software by paying for it online or by calling into a payment centre, and the software is distributed by online download. For certain cases where the software requirements setup, depending on the licensing and support levels purchased, if pricing permits, the distribution, or rather installation of the software may be done onsite at the premises of the customers’ offices.

Competition

We have various competitors in our market. Some of the competitors are large software providers who can supply software which is able to be used, though not tailored for, the medical services industry, and some have specialized medical software.

Competitors in the appointment and booking, scheduling space are Maximizer, Microsoft Windows and Office & Outlook. Competitors for the Electronic Medical Billing include ClinCare, and EZClaim. Competitors for the Electronic Health Records include AdvancedMD, QHR, and PowerMed.

Our largest potential competition will come from EMR vendors currently operating in the industry. However, most EMR vendors have chosen to develop their applications concentrating on either billing or scheduling. Caduceus MMS includes structures that handle billing, remitting, diagnosing, patient recording, scheduling, expense and accounting ledger, an insurance provider database, direct medical agency server connection, as well as predictive logic. Our most notable potential competitors are QHR Software Inc.’s Optimed and Accuro systems and Clinic Essentials.

Many of the software companies with which we compete for financing and consumers have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on developing their software systems. This advantage could enable our competitors to develop a more competitive, more attractive software system. Such competition could adversely impact our ability to attain the financing necessary for us to further develop, market and distribute our software.

In the face of competition, we may not be successful in developing, marketing and distributing our software. Despite this, we hope to compete successfully in the software industry by:

  keeping our development costs low;

  Focusing on the competitive advantages of our product;

  Efficiently marking to our core customer base; and

  using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Competitive Advantages

Caduceus MMS is supplied to the customer with over 650 diagnostic explanatory codes, almost 5000 treatments (virtually covering all medical treatments known today), more than 6100 ICD-9 and ICD-10 diagnostic codes, and it understands over 80 parts of the body. These figures provide the Caduceus MMS suite a competitive advantage over any other software system currently on the market.

Caduceus MMS is the only mainline EMR system that is designed for three-dimensional adaptability: vertically through the use of powerful, predictive services such as the Recall and Reminder, Code Control, or Claims Remittances services; horizontally by way of its coverage of almost all specialties, and; laterally in its complete scalability via modules and localization libraries. Fundamentally, its core is relatively small compared to competing systems, but when measured with its many features and capabilities can rival even the most hardened application.

Caduceus MMS’ interface – the part of the software that will interact directly with the user, whether receptionist or doctor – has been designed to employ a shallow learning curve by using cleanly arranged screens. Most competitors present data in cluttered screens, leading to user fatigue and inevitably data entry errors.

In order to gain access to the widest possible market, we have kept the initial cost of ownership low by ensuring that Caduceus MMS can be implemented into specifically simple network environments.

Most importantly, rather than concentrating Caduceus MMS in either the back office as an administrative tool, or reception area, it is capable of running an entire clinic from front to back.

Intellectual Property

Sygnit Inc. owns a copyright to the Caduceus MMS software which we license from them. We have not filed for any protection of our trademark, and we do not have any other intellectual property other than a copyright to the contents of our website: www.caduceusmms.com.

Research and Development

We did not incur any research and development expenses during the period from December 13, 2006 (inception) to our most recent fiscal year ended March 31, 2011. We anticipate that we will spend $20,000 on research and development during the next 12 months.

Government Regulation

We are not currently subject to direct federal, state or local regulation and we do not believe that government regulation will have a material impact on the way we conduct our business.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

As of our year ended March 31, 2011, we did not have any employees. Derrick Gidden, one of our directors and our sole officer spends about 20 hours per week on our operations on a consulting basis.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

We currently rent an office totaling approximately 200 square feet in area at a cost of approximately $1,000 per month and leased out by Derrick Gidden, one of our directors and our sole officer. Our office is located at 5614C 42a High Street, Sutton Coldfield, West Midlands, United Kingdom, B72 1UJ. Our telephone number is +44-0121-695-9585.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common stock is quoted on the OTC Bulletin Board under the Symbol "CSOC". We received approval on September 3, 2008 for trading under the symbol “BCHO”. On March 4, 2011, our symbol was changed to our current symbol “CSOC” in connection with our change of name.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended(1)	High	Low
March 31, 2011	$0.1875	$0.0063
December 31, 2010(2)	$N/A	$N/A
September 30, 2010(2)	$N/A	$N/A
June 30, 2010	$0.25	$0.0088
March 31, 2010	$0.25	$0.25

(1)	The first trade in our common stock occurred on September 3, 2008 and our stock did not trade from September 18, 2008 to January 6, 2010

(2)	No trade occurred during this period.

As of July 7, 2011, there were * holders of record of our common stock. As of such date, 275,800,000 shares of our common stock were issued and outstanding.

Our common shares are issued in registered form. Island Stock Transfer, 100 2nd Avenue South, Suite 705S, St. Petersburg, FL 33701 (Telephone: (727) 289-0010) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed herein, we did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2011.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

Convertible Securities

We do not have any outstanding convertible securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2011.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2011 and March 31, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations

For the Year Ending March 31, 2011 and 2010

		Year Ended
		March 31
		2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$24,039		$18,675
Net Loss		$(24,789)		$(19,425)

Expenses

Our operating expenses for our years ended March 31, 2011 and 2010 are outlined in the table below:

	Year Ended
	March 31
	2011	2010
General and administrative	$24,039	$18,675

Operating expenses for year ended March 31, 2011 increased by 19% as compared to the comparative period in 2010.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Financial Condition

Working Capital

	At	At	Percentage
	March 31,	March 31,	Increase/
	2011	2010	(Decrease)
Current Assets	$1,903	$4,506	(58%	)
Current Liabilities	$77,950	$55,764	40%
Working Capital (Deficit)	$(76,047)	$(51,258)	(48%	)

Cash Flows

		Year Ended		Year Ended
		March 31,		March 31,
		2011		2010
Net Cash used in Operating Activities		$(15,190)		$(17,953)
Net Cash used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$12,587		$9,932
Increase (Decrease) in Cash During the Period		$(2,603)		$(8,021)

We estimate that our expenses over the next 12 months will be approximately $227,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Target completion date or period	Estimated expenses ($)
Legal and accounting fees	12 months	100,000
Research and development	12 months	20,000
Management and operating costs	12 months	30,000
Salaries and consulting fees	12 months	60,000
Fixed asset purchases	12 months	5,000
General and administrative	12 months	12,000
Total		227,000

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $227,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have generated only nominal revenues and are dependent upon obtaining outside financing to carry out our operations and pursue our business development activities. If we are unable to generate future cash flows, raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail. You may lose your entire investment.

If our operations and cash flow improve, our management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities, loans from related party and loan payable approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

Our company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2011, a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Loss Per Share

Our company computes loss per share in accordance with ASC-260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Our company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Long-Lived Assets

Our company has adopted ASC-360, “Property, Plant and Equipment” which requires that long-lived assets and certain identifiable intangibles held and used by our company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. Our company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC-360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition

Our company will recognize revenue in accordance with ASC-605, “Revenue Recognition,” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Our company will defer any revenue for which the product has not been delivered or is subject to refund until such time that our company and the customer jointly determine that the product has been delivered or no refund will be required.

Stock-based Compensation

Our company records stock based compensation in accordance with the guidance in ASC-718, “Compensation -Stock Compensation,” which requires our company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. Our company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

CADUCEUS SOFTWARE SYSTEMS CORP.
(Formerly BOSCO HOLDINGS, INC.)
(A Development Stage Company)
FINANCIAL STATEMENTS
MARCH 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF STOCKHOLDERS’ DEFICIT
STATEMENTS OF CASH FLOWS
NOTES TO THE FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Caduceus Software Systems, Corp. (formerly Bosco Holdings, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Caduceus Software Systems, Corp.
 (A Development Stage Company) as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for the years ended March 31, 2011 and 2010 and since inception on December 13, 2006 through March 31, 2011. Caduceus Software Systems, Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caduceus Software Systems, Corp. (A Development Stage Company) as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for the years ended March 31, 2011 and 2010 and since inception on December 13, 2006 through March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at March 31, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
July 6, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

CADUCEUS SOFTWARE SYSTEMS CORP.
(Formerly BOSCO HOLDINGS, INC.)
(A Development Stage Company)
Balance Sheets

Assets
	March 31,	March 31,
	2011	2010
Current Assets
Cash	$1,903	$4,506

Total Current Assets	1,903	4,506

Total Assets	$1,903	$4,506

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payables and accrued liabilities	$12,691	$5,722
Accrued interest on related party loans	1,860	1,110
Loans from related party	62,368	48,932
Loan payable	1,031	–

Total Current Liabilities	77,950	55,764

Stockholders’ Deficit

Common stock, $0.001 par value, 400,000,000 shares authorized; 209,600,000 shares issued and outstanding	209,600	209,600
Additional paid-in capital	(184,200)	(184,200)
Deficit accumulated during the development stage	(101,447)	(76,658)

Total stockholders’ deficit	(76,047)	(51,258)

Total liabilities and stockholders’ deficit	$1,903	$4,506

The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP.
(Formerly BOSCO HOLDINGS, INC.)
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			December 13,
	Year Ended	Year Ended	2006 through
	March 31,	March 31,	March 31,
	2011	2010	2011

Revenue	$-	$-	$-

Expenses
General and administrative expenses	$24,003	$18,675	$99,551
Foreign exchange loss	36	–	36
Total Expenses	24,039	18,675	99,587

Net loss before Income Taxes	(24,039)	(18,675)	(99,587)
Other Expenses
Interest expense	(750)	(750)	(1,860)

Net loss for the period	$(24,789)	$(19,425)	$(101,447)

Loss per common share – Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	209,600,000	209,600,000

The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP.
(Formerly BOSCO HOLDINGS, INC.)
(A Development Stage Company)
Statements of Stockholders’ Deficit
From Inception on December 13, 2006 to March 31, 2011

				Deficit
				Accumulated
	Number of		Additional	During
	Common		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at inception on December 13, 2006	–	$–	$–	$–	$–
Common shares issued for cash at $0.000025	120,000,000	120,000	(117,000)	–	3,000
Common shares issued for cash at $0.00025	89,600,000	89,600	(67,200)	–	22,400
Net loss for the period	–	–	–	(390)	(390)

Balance as of March 31, 2007	209,600,000	209,600	(184,200)	(390)	25,010
Net loss for the year	–	–	–	(28,741)	(28,741)

Balance as of March 31, 2008	209,600,000	209,600	(184,200)	(29,131)	(3,731)
Net loss for the year	–	–	–	(28,102)	(28,102)

Balance as of March 31, 2009	209,600,000	209,600	(184,200)	(57,233)	(31,833)
Net loss for the year	–	–	–	(19,425)	(19,425)

Balance as of March 31, 2010	209,600,000	209,600	(184,200)	(76,658)	(51,258)
Net loss for the year	–	–	–	(24,789)	(24,789)

Balance as of March 31, 2011	209,600,000	$209,600	$(184,200)	$(101,447)	$(76,047)

CADUCEUS SOFTWARE SYSTEMS CORP.
(Formerly BOSCO HOLDINGS, INC.)
(A Development Stage Company)
Statements of Cash Flows

			From Inception on
			December 13,
	Year Ended	Year Ended	2006 through
	March 31,	March 31,	March 31,
	2011	2010	2011
Operating Activities
Net loss for the period	$(24,789)	$(19,425)	$(101,447)
Accounts payables and accrued liabilities	6,969	722	12,691
Due to related party	1,880	–	1,880
Accrued interest on related party loans	750	750	1,860

Net cash used for operating activities	(15,190)	(17,953)	(85,016)

Financing Activities
Loans from related party	11,556	9,932	60,488
Proceeds received from loan payable	1,031	–	1,031
Sale of common stock	–	–	25,400

Net cash provided by financing activities	12,587	9,932	86,919

Net increase (decrease) in cash and equivalents	(2,603)	(8,021)	1,903
Cash and equivalents at beginning of the period	4,506	12,527	–

Cash and equivalents at end of the period	$1,903	$4,506	$1,903

Supplemental cash flow information:

Cash paid for:
Interest	$–	$–	$–
Taxes	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP.
(Formerly BOSCO HOLDINGS, INC.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada, U.S. on December 13, 2006 under the name Bosco Holdings Inc. On March 1, 2011, the Company changed its name from Bosco Holdings Inc. to Caduceus Software Systems Corp. The Company is in the development stage as defined under Accounting Codification Standard (“ASC”) 915, “Development Stage Entities”, and its efforts were primarily devoted marketing and distributing laminate flooring to the wholesale and retail markets throughout North America. On June 9, 2011, the Company entered into a Licensing Agreement for the exclusive license to software optimized for use in the medical industry for patient management, patient appointment scheduling, physician memorandum recording, medical symptom and ailment recording and digital image recording. The Company is now in the business of providing medical software to medical professionals. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception, December 13, 2006 through March 31, 2011 the Company has accumulated losses of $101,447. There is substantial doubt as to the ability of the company to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

As of March 31, 2011, the Company's has excess of current liabilities over its current assets by $76,047, with cash and cash equivalents representing $1,903.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Cash and Cash equivalents

For purposes of Statements of Cash Flows the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalent.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC-830, “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

CADUCEUS SOFTWARE SYSTEMS CORP.
(Formerly BOSCO HOLDINGS, INC.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities, loans from related party and loan payable approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2011, a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC-260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Long-Lived Assets

The Company has adopted ASC-360, “Property, Plant and Equipment” which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC-360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Research and Development

The Company accounts for research and development costs in accordance with the ASC-730, “Research and Development”. Under ASC-730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures $nil the period from December 13, 2006 (date of inception) to March 31, 2011.

CADUCEUS SOFTWARE SYSTEMS CORP.
(Formerly BOSCO HOLDINGS, INC.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At March 31, 2011, the Company has cash in the amount of $1,903. The Company places its cash and temporary cash investments with credit quality institutions. All of the Company’s cash is in non FDIC insured accounts.

Revenue Recognition

The Company will recognize revenue in accordance with ASC-605, “Revenue Recognition,” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $nil in advertising costs during the year ended March 31, 2011.

Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC-718, “Compensation -Stock Compensation,” which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Recent accounting pronouncements

The Company management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, except for those pronouncements detailed below, no other pronouncements apply or will have a material effect on the Company’s financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP.
(Formerly BOSCO HOLDINGS, INC.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011

4. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 400,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized. As of March 31, 2011, the Company has issued and outstanding 209,600,000 shares of common stock.

During the year March 31, 2007, the Company issued 209,600,000 post-split shares of common stock for total cash proceeds of $25,400. At March 31, 2011 there were no outstanding stock options or warrants.

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

On February 16, 2011, the Company's Board of Directors approved an increase to the Company’s authorized capital, and declared a eight-for-one forward stock split of the Company's common stock. Effective March 1, 2011, the Company’s authorized capital increased from 75,000,000 to 400,000,000 shares of common stock. The stock split was effected in the form of a stock dividend distribution on March 3, 2011 to the stockholders on record on close of business February 16, 2011. The stockholders received seven additional shares of common stock for each share of common stock held as of the close of business on the record date. All shares and per-share data have been restated to reflect this stock split.

5. INCOME TAXES

As of March 31, 2011, the Company had net operating loss carry forwards of $101,447 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

		March 31,	March 31,
		2011	2010
Net operating loss	$		$(76,658)
		(101,447)
Deferred Tax Asset (35%)		35,506	26,830
Valuation Allowance		(35,506)	(26,830)

Deferred Tax Assets as of March 31, 2011		$–	$–

6. LOAN PAYABLE

As of March 31, 2011, the Company owes an unrelated third party $1,031 (Cdn$1,000). The loan is non-interest bearing, and is due on demand.

CADUCEUS SOFTWARE SYSTEMS CORP.
(Formerly BOSCO HOLDINGS, INC.)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011

7. RELATED PARTY TRANSACTIONS

As of March 31, 2010 a former director of the Company had outstanding loans to the Company in the amount of $50,042. The loan was due upon demand and unsecured.

As of March 31, 2011 a former director of the Company had outstanding loans to the Company in the amount of $56,254. The loan was due upon demand and unsecured. The former director agreed to forgive the amount owed as of June 9, 2011. Refer to Note 9.

As of March 31, 2011, the Company is indebted to the spouse of a former director in the amount of $1,880. The amount was subsequently paid to the related party in April 2011.

On January 31, 2011, the President of the Company loaned the Company $3,000. The loan is non-interest bearing, due upon demand and unsecured. During the year ended March 31, 2011, the President of the Company loaned the Company another $3,094 (Cdn$3,000) for a total of $6,094. The loan is non-interest bearing, due upon demand and unsecured.

8. CONTINGENCY

The Company disputes charges with RBSM LLP (predecessor auditor) for the review of the Form 8-K and correspondence with the successor auditor during 2008, in amount of $3,025. The Company examined the invoices, and decided that charges for the review of the 8K and correspondence with the successor auditor are excessive.

9. SUBSEQUENT EVENTS

The Company has determined that there were no subsequent events up to and including the date of the issuance of these financial statements that warrant disclosure or recognition in the financial statements, except as disclosed below:

On June 9, 2011, the Company entered into a Licensing Agreement with Sygnit Corporation (“Sygnit”). Pursuant to the Licensing Agreement the Company received an exclusive license to the Cadeus MMS software system developed by Sygnit as well as all peripheral documentation, source code and object code relating to this software and any of its accompanying parts. The license is for a period of 5 years, but if the Company is able to raise an aggregate of $200,000 in financing within 6 months, the license extends perpetually. As consideration for the license, the Company issued 66,200,000 shares of common stock and a former director of the Company transferred an additional 63,800,000 shares of common stock to Sygnit.

On June 9, 2011, a former director of the Company agreed to forgive all loans and interest owing to him as of June 9, 2011.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

Our management, with the participation of our president (our principal executive officer, principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president, as appropriate, to allow timely decisions regarding required disclosure. The reasons for this finding were the weaknesses in our internal control over financial reporting enumerated below.

Management's Report On Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of March 31, 2011, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.

As of March 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Derrick Gidden	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	53	February 15, 2011
Alexander Dannikov	Director	30	December 13, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Derrick Gidden - President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Derrick Gidden is a graduate from Converty Technical College in Telecommunication and Electronic Engineering (Oct 1978) and the University of Wolverhampton where has obtained a Post Graduate in Training Management (July 1994) and has successfully completed a wide array of other business management, training, auditing, project management and information technology programs (May 1992 – February 2010).

For more than twenty five years he has provided management consulting and business development services to a number of private, public service and voluntary companies/organizations.

Mr. Gidden’s entrepreneurship began with two business ventures, between March of 2003 and April of 2008, called Oracle Business Development Partnership (UK) Limited and The Property Investor Group (UK) Limited. While operating Oracle Business Development Partnership (UK), he provided business development consultancy services to businesses across UK, in addition to offering specific consultancy on business planning/development and raising finance. His duties also included supporting companies for sustainability, growth and competitiveness with consultancy on sales/marketing, IT, technology, manufacturing and import/export. While working for The Property Investor Group (UK) Limited, Mr. Gidden provided relevant property investments to prospective investors.

Since April of 2010, Mr. Gidden has been a director of the Poet’s Wood Management Services working in conjunction with Redrow Homes Midlands Ltd., one of the leading companies in the residential home construction sector in the United Kingdom. He is also a school governor at King Edward VI School which is one of the top selective grammar school in the United Kingdom.

Alexander Dannikov - Director

Mr. Dannikov has acted as our director since our inception on December 13, 2006. Since November 2006, Mr. Dannikov has worked as General Manager of Irkut Corporation, a private company that sells building materials in Russia and abroad. From January 2005 to November 2006, Mr. Dannikov has worked for Avalon Video company as Assistant Director where he was involved in marketing, recruiting, staff training, performing supervisory functions, monitoring service quality and employee performance. Since August 2001, Mr. Dannikov was initially employed as a manager for Hoztorg, a wholesale company involved in distributing household goods in the Irkutsk region where he was responsible for organizing cargo transportation, wholesale and retail trade. He became a director of the company in June 2003. From June 2003 to January 2005, when Mr. Dannikov acted as a director of Hoztorg, his responsibilities were business administration, staff management, and customer relations and marketing. Mr. Dannikov graduated with a Bachelor of Social Sciences Degree in regional studies from Irkutsk State University in June 2003. His degree specialization was "Administration of Territories (Siberian region)".

Other Directorships

Other than as disclosed above, during the last 5 years, none of our directors held any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

  the corporation could financially undertake the opportunity;

  the opportunity is within the corporation’s line of business; and

  it would not be fair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have not yet adopted a corporate code of ethics. When we do adopt a code of ethics, we will announce it via the filing of a current report on form 8-K.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Audit Committee and Charter

Currently our audit committee consists of our entire board of directors. We have determined that we do not have a member of the audit committee in the capacity as an independent director.

We have not implemented an audit committee charter. When we do adopt an audit committee charter, we will announce it via the filing of a current report on form 8-K.

Nominating Committee and Charter

We currently do not have nominating committee or other committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or committees performing similar functions nor do we have a written nominating, compensation. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2011 and 2010; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed US$100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Derrick Gidden(1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2011 2010	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Alexander Dannikov(2) Current Director and Former President, Chief Executive Officer and Chief Financial Officer	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Gidden was appointed president, chief executive officer, chief financial officer, secretary, treasurer and director of our company on February 15, 2011.

(2)

Mr. Dannikov was appointed chief executive officer, president, chief financial officer, treasurer and director on December 13, 2006 and resigned from his position as an officer on February 15, 2011. Mr. Dannikov remains a director of our company.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

To date, we have not adopted a stock option plan.

2011 Grants of Plan-Based Awards

There were no equity or non-equity awards granted to the named executives in 2011.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as at March 31, 2011.

Option Exercises and Stock Vested

During our fiscal year ended March 31, 2011 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 7, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Derrick Gidden 42a High Street Sutton Coldfield West Midlands, United Kingdom B72 1UJ	Nil	0%
Alexander Dannikov 26 Utkina Street, Suite 10 Irtkutsk, Russia 664007	56,200,000 Common	20%
Directors and Officers as a Group	56,200,000 common	20%
Sygnit Corporation 253 N. Jackson Street Frankfort IN 46041	130,000,000 common	47%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 7, 2011. As of July 7, 2011, there were 275,800,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of US$120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with two directors, consisting of Derrick Gidden and Alexander Dannikov.

We have determined that we do not have independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that none of our directors qualify as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2011 and for the fiscal year ended March 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2011 $	March 31, 2010 $
Audit Fees	9,250	13,250
Audit Related Fees		-
Tax Fees		-
All Other Fees		-
Total	9,250	13,250

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of Caduceus Software Systems Corp. (formerly Bosco Flooring, Inc.) (incorporated by reference to our Registration Statement on Form SB-2 filed on July 12, 2007)
3.2	Bylaws of Caduceus Software Systems Corp. (formerly Bosco Flooring, Inc.) (incorporated by reference to our Registration Statement on Form SB-2 filed on July 12, 2007)
3.3	Certificate of Amendment filed with the Nevada Secretary of State on March 27, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2011)
3.4	Certificate of Amendment filed with the Nevada Secretary of State on February 23, 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 3, 2011)
(10)	Material Contracts
10.1	Licensing Agreement with Sygnit Corporation, dated June 9, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2011)
10.2	Release of Liabilities from Alexander Dannikov (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2011)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Derrick Gidden (principal executive officer, principal financial officer and principal accounting officer).
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Derrick Gidden (principal executive officer, principal financial officer and principal accounting officer).

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADUCEUS SOFTWARE SYSTEMS CORP.
(Registrant)

Dated: July 11, 2011	/s/ Derrick Gidden
Derrick Gidden
President, Chief Executive Officer, Chief
Financial Officer, Secretary, Treasurer and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 11, 2011	/s/ Derrick Gidden
Derrick Gidden
President, Chief Executive Officer, Chief
Financial Officer, Secretary, Treasurer and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: July 11, 2011	/s/ Alexander Dannikov
Alexander Dannikov
Director