Form 10-Q
period 2011-06-30
CADUCEUS SOFTWARE SYSTEMS CORP.
filed 2011-08-22
CIK 1403231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2011
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-144509
CADUCEUS SOFTWARE SYSTEMS CORP.
(Exact name of registrant as specified in its charter)
Nevada				98-0534794
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
42a High Street, Sutton Coldfield, West Midlands, United Kingdom				B72 1UJ
(Address of principal executive offices)				(Zip Code)
+44 0121 695 9585
(Registrant’s telephone number, including area code)
N/A
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

[X] YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

				[ ]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company		[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[ ]	YES	[X]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
275,800,000 common shares issued and outstanding as of August 19, 2011.

CADUCEUS SOFTWARE SYSTEMS CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three month period ended June 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Caduceus Software Systems Corp.

 (A Development Stage Company)

June 30, 2011

                                                                                                                                                   Index

UNAUDITED FINANCIAL STATEMENTS

Balance Sheets..............................................................................................................................F–1

Statements of Operations.............................................................................................................. F–2

Statements of Cash Flows............................................................................................................. F–3

Notes to Financial Statements....................................................................................................... F–4

CADUCEUS SOFTWARE SYSTEMS CORP. (Formerly BOSCO HOLDINGS, INC.) (A Development Stage Company) Balance Sheets

Assets
	June 30,	March 31,
	2011	2011
Current Assets
Cash	$ 954	$ 1,903
Total Current Assets	954	1,903
Total Assets	$ 954	$ 1,903

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payables and accrued liabilities	$ 12,475	$ 12,691
Accrued interest on related party loans	–	1,860
Loans from related party	8,467	62,368
Loan payable	13,478	1,031
Total Current Liabilities	34,420	77,950

Stockholders’ Deficit

Common stock, $0.001 par value, 400,000,000 shares authorized;
275,800,000 shares issued and outstanding (March 2011 – 209,600,00 shares)	275,800	209,600
Additional paid-in capital	4,770,854	(184,200)
Deficit accumulated during the development stage	(5,080,120)	(101,447)
Total Stockholders’ Deficit	(33,466)	(76,047)
Total Liabilities and Stockholders’ Deficit	$ 954	$ 1,903

The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP. (Formerly BOSCO HOLDINGS, INC.) (A Development Stage Company) Statements of Operations
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	From Inception on December 13, 2006 through June 30, 2011

Expenses
General and administrative expenses	$ 13,673	$ 4,603	$ 113,260
Impairment of licensing agreement cost (Note 5)	4,965,000	–	4,965,000
Total Expenses	4,978,673	4,603	5,078,260
Net loss before Income Taxes	(4,978,673)	(4,603)	(5,078,260)
Other Expenses
Interest expense	–	(187)	(1,860)
Net loss for the period	$ (4,978,673)	$ (4,790)	$ (5,080,120)
Loss per common share – Basic and diluted	$ (0.02)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	219,762,280	209,600,000

The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP. (Formerly BOSCO HOLDINGS, INC.) (A Development Stage Company) Statements of Cash Flows
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	From Inception on December 13, 2006 through June 30, 2011
Operating Activities

Net loss for the period	$(4,978,673)	$(4,790)	$(5,080,120)
Adjustment to reconcile net loss to net cash used in operating activities:
Impairment of licensing agreement cost	4,965,000	–	4,965,000

Changes in operating assets and liabilities:
Prepaid expenses	–	(2,100)	–
Accounts payables and accrued liabilities	(216)	(722)	12,475
Due to related party	493	–	2,373
Accrued interest – related party note	–	187	1,860
Net cash used for operating activities	(13,396)	(7,425)	(98,412)
Financing Activities
Loans from related party	–	5,462	60,488
Proceeds from loan payable	12,447	–	13,478
Sale of common stock	–	–	25,400
Net cash provided by financing activities	12,447	5,462	99,366

Net increase (decrease) in cash and equivalents	(949)	(1,963)	954
Cash and equivalents at beginning of the period	1,903	4,506	–
Cash and equivalents at end of the period	$954	$2,543	$954

Supplemental cash flow information:

Non-cash investing and financing activities:

Common stock issued for Licensing Agreement	$4,965,000	$–	$4,965,000

Cash paid for:

Interest	$–	$–	$–
Taxes	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP.

(Formerly BOSCO HOLDINGS, INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2011

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the period ended June 30, 2011 is not necessarily indicative of the operating results for the full year.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  For the period from inception, December 13, 2006 through June 30, 2011 the Company has accumulated losses of $5,080,120. There is substantial doubt as to the ability of the company to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

As of June 30, 2011, the Company has excess of current liabilities over its current assets by $33,466, with cash and cash equivalents representing $954.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Cash and Cash Equivalents

For purposes of Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

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

CADUCEUS SOFTWARE SYSTEMS CORP.

(Formerly BOSCO HOLDINGS, INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2011

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2011, a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Long-Lived Assets

The Company has adopted ASC-360, “Property, Plant and Equipment” which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC-360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. During the period ended June 30, 2011, the Company recorded a $4,965,000 impairment expense and reduced the license agreement book value to $0 (Note 5).

Research and Development

The Company accounts for research and development costs in accordance with the ASC-730, “Research and Development”. Under ASC-730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $0 for the period from December 13, 2006 (date of inception) to June 30, 2011.

CADUCEUS SOFTWARE SYSTEMS CORP.

(Formerly BOSCO HOLDINGS, INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2011

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At June 30, 2011, the Company has cash in the amount of $954. The Company places its cash and temporary cash investments with credit quality institutions. All of the Company’s cash is in non FDIC insured accounts.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended June 30, 2011 and June 30, 2010.

Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC-718, “Compensation - Stock Compensation,” which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Recent accounting pronouncements

The Company management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, except for those pronouncements detailed below, no other pronouncements apply or will have a material effect on the Company’s financial statements.

4. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 400,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.  As of June 30, 2011, the Company has issued and outstanding 275,800,000 shares of common stock.

During the year March 31, 2007, the Company issued 209,600,000 post-split shares of common stock for total cash proceeds of $25,400.  At June 30, 2011 there were no outstanding stock options or warrants.

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

CADUCEUS SOFTWARE SYSTEMS CORP.

(Formerly BOSCO HOLDINGS, INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2011

4. COMMON STOCK (continued)

On February 16, 2011, the Company's Board of Directors approved an increase to the Company’s authorized capital, and declared an eight-for-one forward stock split of the Company's common stock.  Effective March 1, 2011, the Company’s authorized capital increased from 75,000,000 to 400,000,000 shares of common stock.  The stock split was effected in the form of a stock dividend distribution on March 3, 2011 to the stockholders on record on close of business February 16, 2011.  The stockholders received seven additional shares of common stock for each share of common stock held as of the close of business on the record date. All shares and per-share data have been restated to reflect this stock split.

On June 9, 2011, the Company issued 66,200,000 common stock to Sygnit Corporation (“Sygnit”) pursuant to the licensing agreement (refer to Note 5).

5. LICENSING AGREEMENT

On June 9, 2011, the Company entered into a Licensing Agreement with Sygnit. Pursuant to the Licensing Agreement the Company received an exclusive license to the Caduceus MMS software system developed by Sygnit as well as all peripheral documentation, source code and object code relating to this software and any of its accompanying parts. The license is for a period of 5 years, but if the Company is able to raise an aggregate of $200,000 in financing within 6 months, the license extends perpetually. As consideration for the license, the Company issued 66,200,000 shares of common stock and a director of the Company transferred an additional 63,800,000 shares of common stock to Sygnit.  The 66,200,000 shares of common stock issued to Sygnit was recorded at the closing stock price which is $0.075 per common stock for a total fair value of $4,965,000.

On June 30, 2011, the Company reviewed the fair value of licensing agreement for potential impairment.  Considering all the facts and circumstances, the Company could not forecast future cash flow with enough certainty. In accordance with US GAAP, the Company recorded a $4,965,000 impairment expense and reduced the license agreement book value to $0.

6. LOAN PAYABLE

As of June 30, 2011, the Company owes an unrelated third party $13,478 (Cdn$13,000).  The loan is non-interest bearing, and is due on demand.

7. RELATED PARTY TRANSACTIONS

As of June 9, 2011, a director of the Company had outstanding loans to the Company in the amount of $56,254.  The loan was due upon demand and unsecured.  On June 9, 2011, the director agreed to forgive the amount owing to him and the transaction has been recorded as additional paid-in capital during the period ended June 30, 2011.

On January 31, 2011, the President of the Company loaned the Company $3,000.  The loan is non-interest bearing, due upon demand and unsecured.  As of June 30, 2011 the President of the Company loaned the Company another $3,110 (Cdn $3,000) for a total of $6,110.  The loan is non-interest bearing, due upon demand and unsecured.

During the three month period ended June 30, 2011 a director of the Company loaned the Company $2,357.  The loan is non-interest bearing, due upon demand and unsecured.

8. CONTINGENCY

The Company disputes charges with RBSM LLP (predecessor auditor) for the review of the Form 8-K and correspondence with the successor auditor during 2008, in amount of $3,025. The Company examined the invoices, and decided that charges for the review of the 8K and correspondence with the successor auditor are excessive.

CADUCEUS SOFTWARE SYSTEMS CORP.

(Formerly BOSCO HOLDINGS, INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2011

9. INCOME TAXES

As of June 30, 2011, the Company had net operating loss carry forwards of $115,120 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

10. SUBSEQUENT EVENTS

The Company has determined that there were no subsequent events up to and including the date of the issuance of these financial statements that warrant disclosure or recognition in the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company", mean Caduceus Software Systems Corp., unless otherwise indicated.

General Overview

We were incorporated as a Nevada company on December 13, 2006.   On March 1, 2011 we changed our name from Bosco Holdings Inc. to Caduceus Software Systems Corp. and increased our authorized capital to 400,000,000 shares of common stock.  As of March 3, 2011 we also undertook a forward split of our issued and outstanding shares on a basis of 1 old for 8 new.  We maintain our business offices at 42a High Street, Sutton Coldfield, West Midlands, United Kingdom, and our telephone number is +44-0121-695-9585.

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

Current Business

On June 9, 2011 we entered into and closed a licensing agreement with Sygnit Corporation for the exclusive license to software for use in the medical industry for patient management, patient appointment scheduling, physician memorandum recording, medical symptom and ailment recording and digital image recording.  We are now a  software company that currently offers a suite of medical management applications, collectively named Caduceus MMS, that focus on an alternative to traditional patient administration systems: reducing the time and expense involved in managing appointment scheduling; providing practitioners with a comprehensive set of resource, prescription and contraindication libraries, and; a sophisticated architecture designed to minimize the billing submission time while maximizing the successful reimbursements to the clinic.

Products and Services

Through the license agreement with Sygnit, we are able to provide a suite of software to medical professionals.  Our software offerings are designed in stages so that each component and phase carefully addresses both the practitioner’s administrative and level-of-service requirements.  Unlike most EHR (Electronic Health Recording) or EMB (Electronic Medical Billing) systems that handle either billing or scheduling, Caduceus MMS is equipped to manage an entire practice.  In order to remain streamlined Caduceus MMS is structured as a set of closely inter-related service units, scalable modules, and upgradeable libraries.

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

Results of Operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

	Three Months Ended June 30
	2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$13,673		$4,603
Interest Expense	$	Nil		$187
Net Loss		$(4,978,673)		$(4,790)

Our net loss for the three month period ended June 30, 2011 was $4,978,673  compared to a net loss of $4,790  during the three month period ended June 30, 2010, an increase of $4,973,883.

Expenses

Our operating expenses for the three months ended June 30, 2011 and 2010 are outlined in the table below:

	Three Months Ended June 30,
	2011	2010
General and administrative	$13,673	$4,603

During the three month period ended June 30, 2011, we incurred general and administrative expenses of approximately $13,673 compared to $4,603 incurred during the three month period ended June 30, 2010, an increase of $9,070.00. The general and administrative expenses incurred during the three month period ended June 30, 2011 consisted of legal, accounting, and reporting requirements.

Operating expenses for the three months ended June 30, 2011 increased by 297% as compared to the comparative period in 2010 primarily as a result of signing and closing  a licensing agreement with Sygnit Corporation for the exclusive license to software for use in the medical industry for patient management.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Three Month Period Ended June 30, 2011 and 2010

Working Capital
	At June 30, 2011		At March 31, 2011	Percentage Increase/ (Decrease)
Current Assets	$954		$1,903	(50.13%)
Current Liabilities	$34,420		$77,950	(44.16%)
Working Capital (Deficit)	$(33,466)		$(76,047)	(44%)

Cash Flows
		Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
Net Cash used in Operating Activities		$(13,396)		$(7,425)
Net Cash used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$12447		$5,649
Increase (Decrease) in Cash During the Period		$(949)		$(1,963)

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

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $227,000over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Income Taxes

Our company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2011, a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Stock-based Compensation

Our company records stock based compensation in accordance with the guidance in ASC-718, “Compensation - Stock Compensation,” which requires our company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. Our company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of Caduceus Software Systems Corp. (formerly Bosco Flooring, Inc.) (incorporated by reference to our Registration Statement on Form SB-2 filed on July 12, 2007).
3.2	Bylaws of Caduceus Software Systems Corp. (formerly Bosco Flooring, Inc.) (incorporated by reference to our Registration Statement on Form SB-2 filed on July 12, 2007).
3.3	Certificate of Amendment filed with the Nevada Secretary of State on March 27, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2011).
3.4	Certificate of Amendment filed with the Nevada Secretary of State on February 23, 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 3, 2011).
(10)	Material Contracts
10.1	Licensing Agreement with Sygnit Corporation, dated June 9, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2011).
10.2	Release of Liabilities from Alexander Dannikov (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2011).
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Derrick Gidden (principal executive officer, principal financial officer and principal accounting officer).
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Derrick Gidden (principal executive officer, principal financial officer and principal accounting officer).

*  Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADUCEUS SOFTWARE SYSTEMS CORP.
Dated: August 19, 2011	By: DERRICK GIDDEN Derrick Gidden President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)