Form 10-Q/A
period 2011-06-30
CADUCEUS SOFTWARE SYSTEMS CORP.
filed 2011-09-14
CIK 1403231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 22, 2011 (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.  No other changes have been made to the Form 10-Q

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

Item 6. Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of Caduceus Software Systems Corp. (formerly Bosco Flooring, Inc.) (incorporated by reference to our Registration Statement on Form SB-2 filed on July 12, 2007).
3.2	Bylaws of Caduceus Software Systems Corp. (formerly Bosco Flooring, Inc.) (incorporated by reference to our Registration Statement on Form SB-2 filed on July 12, 2007).
3.3	Certificate of Amendment filed with the Nevada Secretary of State on March 27, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2011).
3.4	Certificate of Amendment filed with the Nevada Secretary of State on February 23, 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 3, 2011).
(10)	Material Contracts
10.1	Licensing Agreement with Sygnit Corporation, dated June 9, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2011).
10.2	Release of Liabilities from Alexander Dannikov (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2011).
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Derrick Gidden (principal executive officer, principal financial officer and principal accounting officer).
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Derrick Gidden (principal executive officer, principal financial officer and principal accounting officer).
101**	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).

*  Filed herewith.

** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADUCEUS SOFTWARE SYSTEMS CORP.
Dated: September 13, 2011	By: /s/ DERRICK GIDDEN Derrick Gidden President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)