Form 10-Q
period 2011-09-30
CADUCEUS SOFTWARE SYSTEMS CORP.
filed 2011-11-14
CIK 1403231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

                                                                                                                                                          (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2011
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-144509
CADUCEUS SOFTWARE SYSTEMS CORP.
(Exact name of registrant as specified in its charter)
Nevada				98-0534794
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
42a High Street, Sutton Coldfield, West Midlands, United Kingdom				B72 1UJ
(Address of principal executive offices)				(Zip Code)
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
275,800,000 common shares issued and outstanding as of November 9, 2011.

CADUCEUS SOFTWARE SYSTEMS CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three and six month periods ended September 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

CADUCEUS SOFTWARE SYSTEMS CORP.

 (A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

BALANCE SHEETS	5
STATEMENTS OF OPERATIONS	6
STATEMENTS OF CASH FLOWS	7
NOTES TO THE FINANCIAL STATEMENTS	8

CADUCEUS SOFTWARE SYSTEMS CORP. (A Development Stage Company) Balance Sheets (Unaudited)

	September 30, 2011	March 31, 2011
Assets
Current Assets
Cash	$ –	$ 1,903
Total Current Assets	–	1,903
Total Assets	$ –	$ 1,903

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payables and accrued liabilities	$ 14,639	$ 12,691
Accrued interest on related party loans	–	1,860
Loans from related party	8,654	62,368
Loan payable	20,067	1,031
Total Current Liabilities	43,360	77,950

Stockholders’ Deficit
Common stock, $0.001 par value, 400,000,000 shares authorized; 275,800,000 shares issued and outstanding (March 2011 – 209,600,000 shares)	275,800	209,600
Additional paid-in capital	4,770,854	(184,200)
Deficit accumulated during the development stage	(5,090,014)	(101,447)
Total Stockholders’ Deficit	(43,360)	(76,047)
Total Liabilities and Stockholders’ Deficit	$ –	$ 1,903

The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP. (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010	From Inception on December 13, 2006 through September 30, 2011

Expenses
General and administrative expenses	$ 9,894	$ 2,068	$ 23,567	$ 6,671	$ 123,154
Impairment of licensing agreement cost (Note 5)	–	–	4,965,000	–	4,965,000
Total Expenses	9,894	2,068	4,988,567	6,671	5,088,154
Net loss before other expenses	(9,894)	(2,068)	(4,988,567)	(6,671)	(5,088,154)
Other Expenses
Interest expense	–	(189)	–	(376)	(1,860)
Net loss for the period	$ (9,894)	$ (2,257)	$ (4,988,567)	$ (7,047)	$ (5,090,014)
Loss per common share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	275,800,000	26,200,000	250,477,600	26,200,000

The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP. (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010	From Inception on December 13, 2006 through September 30, 2011
Operating Activities

Net loss for the period	$ (4,988,567)	$ (7,047)	$ (5,090,014)
Adjustment to reconcile net loss to net cash used in operating activities:
Impairment of licensing agreement cost	4,965,000	–	4,965,000

Changes in operating assets and liabilities:
Prepaid expenses	–	(50)	–
Accounts payables and accrued liabilities	1,948	(722)	14,639
Due to related party	680	–	2,560
Accrued interest – related party note	–	376	1,860
Net cash used for operating activities	(20,939)	(7,443)	(105,955)
Financing Activities
Loans from related party	–	5,462	60,488
Proceeds from loan payable	19,036	–	20,067
Sale of common stock	–	–	25,400
Net cash provided by financing activities	19,036	5,462	105,955

Net decrease in cash and equivalents	(1,903)	(1,981)	–
Cash and equivalents at beginning of the period	1,903	4,506	–
Cash and equivalents at end of the period	$ –	$ 2,525	$ –

Supplemental cash flow information:

Non-cash investing and financing activities:

Common stock issued for Licensing Agreement	$ 4,965,000	$ –	$ 4,965,000

Cash paid for:

Interest	$ –	$ –	$ –
Taxes	$ –	$ –	$ –

The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011

(Unaudited)

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the period ended September 30, 2011 is not necessarily indicative of the operating results for the full year.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  For the period from inception, December 13, 2006 through September 30, 2011 the Company has accumulated losses of $5,090,014. There is substantial doubt as to the ability of the company to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

As of September 30, 2011, the Company has excess of current liabilities over its current assets by $43,360, with cash and cash equivalents representing $nil.

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

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011

(Unaudited)

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2011, a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Long-Lived Assets

The Company has adopted ASC-360, “Property, Plant and Equipment” which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC-360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. During the six months ended September 30, 2011, the Company recorded a $4,965,000 impairment expense and reduced the license agreement book value to $0 (Note 5).

Research and Development

The Company accounts for research and development costs in accordance with the ASC-730, “Research and Development”. Under ASC-730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $0 for the period from December 13, 2006 (date of inception) to September 30, 2011.

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At September 30, 2011, the Company has cash in the amount of $0. The Company places its cash and temporary cash investments with credit quality institutions

Revenue Recognition

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the six months ended September 30, 2011 and September 30, 2010.

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

4. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 400,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.  As of September 30, 2011, the Company has issued and outstanding 275,800,000 shares of common stock.

During the year March 31, 2007, the Company issued 209,600,000 post-split shares of common stock for total cash proceeds of $25,400.  At September 30, 2011 there were no outstanding stock options or warrants.

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

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011

(Unaudited)

4. COMMON STOCK (continued)

On February 16, 2011, the Company's Board of Directors approved an increase to the Company’s authorized capital, and declared an eight-for-one forward stock split of the Company's common stock.  Effective March 1, 2011, the Company’s authorized capital increased from 75,000,000 to 400,000,000 shares of common stock.  The stock split was effected in the form of a stock split on March 3, 2011 to the stockholders on record on close of business February 16, 2011.  The stockholders received seven additional shares of common stock for each share of common stock held as of the close of business on the record date. All shares and per-share data have been restated to reflect this stock split.

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

On September 30, 2011, the Company reviewed the fair value of licensing agreement for potential impairment.  Considering all the facts and circumstances, the Company could not forecast future cash flow with enough certainty. In accordance with US GAAP, the Company recorded a $4,965,000 impairment expense and reduced the license agreement book value to $0.

6. LOAN PAYABLE

As of September 30, 2011, the Company owes an unrelated third party $14,757 (Cdn$15,500).  The loan is non-interest bearing, and due on demand.

As of September 30, 2011, the Company owes $5,310 to two unrelated third parties.  The loans are non-interest bearing, and are due on demand.

7. RELATED PARTY TRANSACTIONS

As of June 9, 2011, a director of the Company had outstanding loans to the Company in the amount of $56,254.  The loan was due upon demand and unsecured.  On June 9, 2011, the director agreed to forgive the amount owing to him and the transaction has been recorded as additional paid-in capital during the six months ended September 30, 2011.

On January 31, 2011, the President of the Company loaned the Company $3,000.  The loan is non-interest bearing, due upon demand and unsecured.  As of September 30, 2011 the President of the Company loaned the Company another $2,862 (Cdn $3,000) and $435 for a total of $6,297.  The loan is non-interest bearing, due upon demand and unsecured.

During the six months ended September 30, 2011 a director of the Company loaned the Company $2,357.  The loan is non-interest bearing, due upon demand and unsecured.

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011

(Unaudited)

8. CONTINGENCY

The Company disputes charges with RBSM LLP (predecessor auditor) for the review of the Form 8-K and correspondence with the successor auditor during 2008, in amount of $3,025. The Company examined the invoices, and decided that charges for the review of the 8K and correspondence with the successor auditor are excessive.

9. INCOME TAXES

As of September 30, 2011, the Company had net operating loss carry forwards of $124,982 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

10. SUBSEQUENT EVENTS

On November 4th, 2011, we completed a private placement of our common stock pursuant to Regulation S of the Securities Act of 1933 (the “Act”).  We sold 900,000 units to one corporation and raised $100,000.   Each unit consisted of one share of common stock; one series A warrant; and, one series B warrant.  Each series A warrant is exercisable into one share of common stock at an exercise price of $0.15 per warrant and each series B warrant is exercisable into one share of common stock at an exercise price of $0.25 per warrant.  The series A warrants are exercisable for a period of 36 months from November 4, 2011 and the series B warrants are exercisable for a period of 48 months from November 4, 2011.   The transaction took place outside the United States of America and the purchaser was a non-US corporation as defined in Regulation S of the Act.

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

	Three Months Ended September 30,				Six Months Ended September 30,
	2011		2010		2011		2010
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		$9,894		$2,068		$4,988,567		$6,671
Interest Expense	$	Nil		$189	$	Nil		$376
Net Loss		$(9,894)		$(2,221)		$(4,988,567)		$(7,047)

Our net loss for the three month period ended September 30, 2011 was $9,894 compared to a net loss of $2,221 during the three month period ended September 30, 2010, an increase of $7,673.

Our net loss for the six month period ended September 30, 2011 was $4,988,567 compared to a net loss of $7,047 during the six month period ended September 30, 2010, an increase of $4,981,520.

Expenses

Our operating expenses for the three and six months ended September 30, 2011 and 2010 are outlined in the table below:

	Three Months Ended September 30,				Six Months Ended September 30,
	2011		2010		2011		2010
General and administrative expenses		$9,894		$2,068		$23,567		$6,671
Impairment of licensing agreement cost	$	Nil	$	Nil		$4,965,000	$	Nil
Interest expense	$	Nil		$189	$	Nil		$376

During the three month period ended September 30, 2011, we incurred general and administrative expenses of approximately $9,894 compared to $2,068 incurred during the three month period ended September 30, 2010, an increase of $7,826. The general and administrative expenses incurred during the three month period ended September 30, 2011 consisted of legal and accounting costs.

During the six month period ended September 30, 2011, we incurred general and administrative expenses of approximately $23,567 compared to $6,671 incurred during the six month period ended September 30, 2010, an increase of $16,896. The general and administrative expenses incurred during the six month period ended September 30, 2011 consisted of legal and accounting and costs related to the acquisition of the license.

Operating expenses for the three and six months ended September 30, 2011 increased by 99.86% as compared to the comparative period in 2010 primarily as a result of impairment of licensing costs.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Three and Six Month Period Ended September 30, 2011 and 2010

Working Capital

	At September 30,		At March 31,	Percentage Increase/ (Decrease)
	2011		2011	2010
Current Assets	$	Nil	$1,903	(100)%
Current Liabilities		$43,360	$77,950	(44.37)%
Working Capital (Deficit)		$43,360	$76,047	(42.98)%

Cash Flows

	Six Months Ended September 30,		Six Months Ended September 30
	2011		2010
Net Cash used in Operating Activities		$20,939	$7,443
Net Cash used in Investing Activities	$	Nil	$ Nil
Net Cash Provided by Financing Activities		$19,036	$5,462
Increase (Decrease) in Cash During the Period		$(1,903)	$(1,981)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended September 30, 2011, net cash flows used in operating activities was $20,939, consisting of a net loss of $4,988,567, accounts payables and accrued liabilities of $1,948  and accrued interest  $Nil. For the six month period ended September 30, 2010, net cash flows used in operating activities was $7,443, consisting of a net loss of $7,047, accounts payable and accrued liabilities of $50 and accrued interest of $376.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended September 30, 2011, net cash flows provided from financing activities was $19,036 compared to $5,462 for the six month period ended September 30, 2010.

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

Income Taxes

Our company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2011, a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Long-Lived Assets

Our company has adopted ASC-360, “Property, Plant and Equipment” which requires that long-lived assets and certain identifiable intangibles held and used by our company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. Our company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC-360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. During the six months ended September 30, 2011, our company recorded a $4,965,000 impairment expense and reduced the license agreement book value to $0.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of Caduceus Software Systems Corp. (formerly Bosco Flooring, Inc.) (incorporated by reference to our Registration Statement on Form SB-2 filed on July 12, 2007).
3.2	Bylaws of Caduceus Software Systems Corp. (formerly Bosco Flooring, Inc.) (incorporated by reference to our Registration Statement on Form SB-2 filed on July 12, 2007).
3.3	Certificate of Amendment filed with the Nevada Secretary of State on March 27, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2011).
3.4	Certificate of Amendment filed with the Nevada Secretary of State on February 23, 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 3, 2011).
(10)	Material Contracts
10.1	Licensing Agreement with Sygnit Corporation, dated June 9, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2011).
10.2	Release of Liabilities from Alexander Dannikov (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2011).
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Derrick Gidden (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer).
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Derrick Gidden (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer).
101**	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

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

CADUCEUS SOFTWARE SYSTEMS CORP.
Dated: November 14, 2011	By:	/s/ Derrick Gidden Derrick Gidden President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)