Form 10-Q
period 2011-12-31
CADUCEUS SOFTWARE SYSTEMS CORP.
filed 2012-02-17
CIK 1403231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

                                                                                                                                                           (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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

				[X]	YES	[ ]	NO

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
276,700,000 common shares issued and outstanding as of February 12, 2012.

CADUCEUS SOFTWARE SYSTEMS CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended December 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2011

BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CASH FLOWS
NOTES TO THE FINANCIAL STATEMENTS

CADUCEUS SOFTWARE SYSTEMS CORP. (A Development Stage Company) Balance Sheets (Unaudited)
Assets	December 31, 2011	March 31, 2011
Current Assets
Cash	$ 58,477	$ 1,903
Total Current Assets	58,477	1,903
Total Assets	$ 58,477	$ 1,903

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payables and accrued liabilities	$ 21,712	$ 12,691
Accrued interest on related party loans	–	1,860
Loans from related party	8,742	62,368
Loan payable	25,557	1,031
Total Current Liabilities	56,011	77,950

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 400,000,000 shares authorized; 276,700,000 shares issued and outstanding (March 2011 – 209,600,000 shares)	276,700	209,600
Additional paid-in capital	4,869,954	(184,200)
Deficit accumulated during the development stage	(5,144,188)	(101,447)
Total Stockholders’ Equity (Deficit)	2,466	(76,047)
Total Liabilities and Stockholders’ Equity (Deficit)	$ 58,477	$ 1,903
The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP. (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010	From Inception on December 13, 2006 through December 31, 2011

Expenses
General and administrative expenses	$ 54,174	$ 2,174	$ 77,741	$ 8,845	$ 177,328
Impairment of licensing agreement cost (Note 5)	–	–	4,965,000	–	4,965,000
Total Expenses	54,174	2,174	5,042,741	8,845	5,142,328
Net loss before other expenses	(54,174)	(2,174)	(5,042,741)	(8,845)	(5,142,328)
Other Expenses
Interest expense	–	(189)	–	(565)	(1,860)
Net loss for the period	$(54,174)	$ (2,363)	$ (5,042,741)	$ (9,410)	$ (5,144,188)
Loss per common share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	276,357,610	26,200,000	259,135,640	26,200,000

The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP. (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010	From Inception on December 13, 2006 through December 31, 2011
Operating Activities
Net loss for the period	$ (5,042,741)	$ (9,410)	$ (5,144,188)
Adjustment to reconcile net loss to net cash used in operating activities:
Impairment of licensing agreement cost	4,965,000	–	4,965,000

Changes in operating assets and liabilities:
Prepaid expenses	–	–	–
Accounts payables and accrued liabilities	9,021	(468)	21,712
Due to related party	768	–	2,648
Accrued interest – related party note	–	565	1,860
Net cash used for operating activities	(67,952)	(9,313)	(152,968)
Financing Activities
Loans from related party	–	5,462	60,488
Proceeds from loan payable	24,526	–	25,557
Sale of common stock	100,000	–	125,400
Net cash provided by financing activities	124,526	5,462	211,445

Net increase (decrease) in cash and equivalents	56,574	(3,851)	58,477
Cash and equivalents at beginning of the period	1,903	4,506	–
Cash and equivalents at end of the period	$ 58,477	$ 655	$ 58,477

Supplemental cash flow information:
Non-cash investing and financing activities:
Common stock issued for Licensing Agreement	$ 4,965,000	$ –	$ 4,965,000

Cash paid for:
Interest	$ –	$ –	$ –
Taxes	$ –	$ –	$ –

The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2011, and for all periods presented herein, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2011 audited financial statements. The results of operations for the period ended December 31, 2011 is not necessarily indicative of the operating results for the full year.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  For the period from inception, December 13, 2006 through December 31, 2011 the Company has accumulated losses of $5,144,188. There is substantial doubt as to the ability of the company to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

As of December 31, 2011, the Company has excess of current assets over its current liabilities by $2,466, with cash and cash equivalents representing $58,477.

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

December 31, 2011

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2011, a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Long-Lived Assets

The Company has adopted ASC-360, “Property, Plant and Equipment” which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC-360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. During the nine months ended December 31, 2011, the Company recorded a $4,965,000 impairment expense and reduced the license agreement book value to $0 (Note 5).

Research and Development

The Company accounts for research and development costs in accordance with the ASC-730, “Research and Development”. Under ASC-730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $0 for the period from December 13, 2006 (date of inception) to December 31, 2011.

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At December 31, 2011, the Company has cash in the amount of $58,477. The Company places its cash and temporary cash investments with credit quality institutions

Revenue Recognition

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the nine months ended December 31, 2011 and December 30, 2010.

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

4. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 400,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.  As of December 31, 2011, the Company has issued and outstanding 276,700,000 shares of common stock.

During the year March 31, 2007, the Company issued 209,600,000 shares of common stock for total cash proceeds of $25,400.

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

December 31, 2011

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

On June 9, 2011, the Company issued 66,200,000 common stock to Sygnit Corporation (“Sygnit”) pursuant to the licensing agreement (refer to Note 5).

On November 4, 2011, the Company completed a private placement of common stock pursuant to Regulation S of the Securities Act of 1933 (the “Act”) and sold 900,000 units to one corporation and raised $100,000. Each unit consisted of one share of common stock; one series A warrant; and, one series B warrant. Each series A warrant is exercisable into one share of common stock at an exercise price of $0.15 per warrant and each series B warrant is exercisable into one share of common stock at an exercise price of $0.25 per warrant. The series A warrants are exercisable for a period of 36 months from November 4, 2011 and the series B warrants are exercisable for a peroid of 48 months from November 4, 2011. The transaction took place outside the United States of America and the purchaser was a non-US corporation as defined in Regulation S of the Act.

Share Purchase Warrants

The continuity of share purchase warrants during the period ended December 31, 2011 is as follows:

Expiry dates	Exercise price	Outstanding at March 31, 2011	Issued	Exercised	Expired	Outstanding at December 31, 2011
November 4, 2014	$ 0.15	-	900,000	-	-	900,000
November 4, 2015	$ 0.25	-	900,000	-	-	900,000
		-	1,800,000	-	-	1,800,000

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

On December 31, 2011, the Company reviewed the fair value of licensing agreement for potential impairment.  Considering all the facts and circumstances, the Company could not forecast future cash flow with enough certainty. In accordance with US GAAP, the Company recorded a $4,965,000 impairment expense and reduced the license agreement book value to $0.

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011

(Unaudited)

6. LOAN PAYABLE

As of December 31, 2011, the Company owes an unrelated third party $15,236 (Cdn$15,500).  The loan is non-interest bearing, and due on demand.

As of December 31, 2011, the Company owes $10,321 to two unrelated third parties.  The loans are non-interest bearing, and are due on demand.

7. RELATED PARTY TRANSACTIONS

As of June 9, 2011, a director of the Company had outstanding loans to the Company in the amount of $56,254.  The loan was due upon demand and unsecured.  On June 9, 2011, the director agreed to forgive the amount owing to him and the transaction has been recorded as additional paid-in capital during the nine months ended December 31, 2011.

On January 31, 2011, the President of the Company loaned the Company $3,000.  The loan is non-interest bearing, due upon demand and unsecured.  As of December 31, 2011 the President of the Company loaned the Company another $2,950 (Cdn $3,000) and $3,435 for a total of $6,385.  The loan is non-interest bearing, due upon demand and unsecured.

During the nine months ended December 31, 2011 a director of the Company loaned the Company $2,357.  The loan is non-interest bearing, due upon demand and unsecured.

8. CONTINGENCY

The Company disputes charges with RBSM LLP (predecessor auditor) for the review of the Form 8-K and correspondence with the successor auditor during 2008, in amount of $3,025. The Company examined the invoices, and decided that charges for the review of the 8K and correspondence with the successor auditor are excessive.

9. INCOME TAXES

As of December 31, 2011, the Company had net operating loss carry forwards of $179,188 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

Current Business

On June 9, 2011 we entered into and closed a licensing agreement with Sygnit Corporation for the exclusive license to software for use in the medical industry for patient management, patient appointment scheduling, physician memorandum recording, medical symptom and ailment recording and digital image recording.  We are now a  software company that currently offers a suite of medical management applications, collectively named Caduceus MMS, that focus on an alternative to traditional patient administration systems, reducing the time and expense involved in managing appointment scheduling, providing practitioners with a comprehensive set of resource, prescription and contraindication libraries, and a sophisticated architecture designed to minimize the billing submission time while maximizing the successful reimbursements to the clinic.

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

Results of Operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2011		2010		2011		2010
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		$54,174		$2,147		$5,042,741		$8,845
Interest Expense	$	Nil		$189	$	Nil		$565
Net Loss		$(54,174)		$(2,363)		$(5,042,741)		$(9,410)

Our net loss for the three month period ended December 31, 2011 was $54,174 compared to a net loss of $2,363 during the three month period ended December 31, 2010, an increase of $52,027.

Our net loss for the nine month period ended December 31, 2011 was $5,042,741 compared to a net loss of $9,410 during the nine month period ended December 31, 2010, an increase of $5,033,331.

Expenses

Our operating expenses for the three and nine months ended December 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2011		2010		2011		2010
General and administrative expenses		$54,174		$2,174		$77,741		$8,845
Impairment of licensing agreement cost	$	Nil	$	Nil		$4,965,000	$	Nil
Interest expense	$	Nil		$189	$	Nil		$565

During the three month period ended December 31, 2011, we incurred general and administrative expenses of approximately $54,174 compared to $2,174 incurred during the three month period ended December 31, 2010, an increase of $52,000. The general and administrative expenses incurred during the three month period ended December 31, 2011 consisted of legal and accounting costs.

During the nine month period ended December 31, 2011, we incurred general and administrative expenses of approximately $77,741 compared to $8,845 incurred during the nine month period ended December 31, 2010, an increase of $68,896. The general and administrative expenses incurred during the nine month period ended December 31, 2011 consisted of legal and accounting and costs related to the acquisition of the license.

Operating expenses for the three and nine months ended December 31, 2011 increased by 99.82% as compared to the comparative period in 2010 primarily as a result of increased legal and accounting and costs related to the acquisition of the license.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Three and Nine Month Period Ended December 31, 2011 and 2010

Working Capital

	At December 31, 2011	At March 31, 2011	Percentage Increase/ (Decrease)
Current Assets	$58,477	$1,903		$2972.88%
Current Liabilities	$56,011	$77,950		$(28.14)%
Working Capital (Deficit)	$2,466	$76,047	$	N/A

Cash Flows

	Nine Months Ended December 31,	Nine Months Ended December 31,
	2011	2010
Net Cash used in Operating Activities	$(67,952)	$(9,313)
Net Cash used in Investing Activities	$ Nil	$ Nil
Net Cash Provided by Financing Activities	$124,526	$5,462
Increase (Decrease) in Cash During the Period	$56,574	$(3,851)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended December 31, 2011, net cash flows used in operating activities was $67,952, consisting of a net loss of $5,042,741, impairment of licensing agreement costs of $4,965,000, accounts payables and accrued liabilities of $9,021, and due to related party of $768. For the nine month period ended December 31, 2010, net cash flows used in operating activities was $9,313, consisting of a net loss of $9,410, accounts payable and accrued liabilities of $468 and accrued interest related party note of $565.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended December 31, 2011, net cash flows provided from financing activities was $124,526 compared to $5,462 for the nine month period ended December 31, 2010.

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

Income Taxes

Our company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2011, a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Long-Lived Assets

Our company has adopted ASC-360, “Property, Plant and Equipment” which requires that long-lived assets and certain identifiable intangibles held and used by our company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. Our company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC-360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. During the nine months ended December 31, 2011, our company recorded a $4,965,000 impairment expense and reduced the license agreement book value to $0.

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

Changes in Internal Control

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 4, 2011, we issued 900,000 units related to a private placement to one corporation for a total amount of $100,000.  Each unit consists of one share of common stock; one series A warrant; and, one series B warrant.  Each series A warrant is exercisable into one share of common stock at an exercise price of $0.15 per warrant and each series B warrant is exercisable into one share of common stock at an exercise price of $0.25 per warrant.  The series A warrants are exercisable for a period of 36 months from November 4, 2011 and the series B warrants are exercisable for a period of 48 months from November 4, 2011.  We issued all of the securities to one (1) non-U.S. person, in an offshore transaction relying on Regulation S of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining Safety Disclosures

Not applicable.

Item 5.  Other Information

On January 11, 2012, we appointed Oswald Huggins as director of our company.  We increased the number of directors on our board of directors to three and appointed Mr. Huggins to fill the ensuing vacancy.

Item 6.  Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of Caduceus Software Systems Corp. (formerly Bosco Flooring, Inc.) (incorporated by reference to our Registration Statement on Form SB-2 filed on July 12, 2007).
3.2	Bylaws of Caduceus Software Systems Corp. (formerly Bosco Flooring, Inc.) (incorporated by reference to our Registration Statement on Form SB-2 filed on July 12, 2007).
3.3	Certificate of Amendment filed with the Nevada Secretary of State on March 27, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2011).
3.4	Certificate of Amendment filed with the Nevada Secretary of State on February 23, 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 3, 2011).
(10)	Material Contracts
10.1	Licensing Agreement with Sygnit Corporation, dated June 9, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2011).
10.2	Release of Liabilities from Alexander Dannikov (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2011).
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Derrick Gidden (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer).
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Derrick Gidden (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer).
101**	Interactive Data Files
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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADUCEUS SOFTWARE SYSTEMS CORP.
Dated: February 17, 2012	By:	/s/ DERRICK GIDDEN Derrick Gidden President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)