Form 10-K
period 2012-03-31
CADUCEUS SOFTWARE SYSTEMS CORP.
filed 2012-07-16
CIK 1403231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	March 31, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-144509

CADUCEUS SOFTWARE SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0534794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42A High Street, Sutton Coldfield, West Midlands, United Kingdom	B72 1UJ
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+44 0121 695 9585

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2011 was US$9,772,200 based on a US$0.0445 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
276,700,000 as of July 16, 2012

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

Research and Development

We did not incur any research and development expenses during the period from December 13, 2006 (inception) to our most recent fiscal year ended March 31, 2012. We anticipate that we will spend $20,000 on research and development during the next 12 months.

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

Employees

As of our year ended March 31, 2012, we did not have any employees. Derrick Gidden, one of our directors and our sole officer spends approximately 20 hours per week on our operations on a consulting basis.

Item 1A.    Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.    Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.       Properties

We currently rent an office totaling approximately 200 square feet in area at a cost of approximately $250 per month and leased out by Derrick Gidden, one of our directors and our sole officer. Our office is located at 5614C 42a High Street, Sutton Coldfield, West Midlands, United Kingdom, B72 1UJ. Our telephone number is +44-0121-695-9585.

Item 3.       Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.       Mine Safety Disclosures

Not applicable.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
March 31, 2012	$0.039	$0.0071
December 31, 2011	$0.095	$0.015
September 30, 2011	$0.18	$0.065
June 30, 2011	$0.15	$0.07
March 31, 2011	$2.15	$0.00
December 31, 2010(2)	$N/A	$N/A
September 30, 2010(2)	$N/A	$N/A
June 30, 2010	$0.25	$0.0088
March 31, 2010	$0.25	$0.25

(1)     The first trade in our common stock occurred on September 3, 2008 and our stock did not trade from September 18, 2008 to January 6, 2010

(2)     No trade occurred during this period.

As of July 11, 2012, there were 48 holders of record of our common stock. As of such date, 276,700,000 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed herein, we did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2012.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

Convertible Securities

We do not have any outstanding convertible securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2012.

Item 6.       Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2012 and March 31, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

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

Results of Operations

For the Year Ending March 31, 2012 and 2011

		Year Ended
		March 31
		2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$5,111,665		$24,039
Net Loss		$(5,111,665)		$(24,789)

Expenses

Our operating expenses for our years ended March 31, 2012 and 2011 are outlined in the table below:

		Year Ended
		March 31
		2012		2011
General and administrative expenses		$145,532		$24,003
Foreign exchange loss		$1,133		$36
Impairment of licensing agreement cost		$4,965,000	$	Nil
Interest expense	$	Nil		$750

Operating expenses for year ended March 31, 2012 increased by 21,164% as compared to the comparative period in 2011 primarily due to an impairment of licensing agreement costs.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Financial Condition

Working Capital

	At	At	Percentage
	March 31,	March 31,	Increase/
	2012	2011	(Decrease)
Current Assets	$9,173	$1,903	382%
Current Liabilities	$75,631	$77,950	(6%	)
Working Capital (Deficit)	$(66,458)	$(76,047)	(18%	)

Cash Flows

		Year Ended		Year Ended
		March 31,		March 31,
		2012		2011
Net Cash used in Operating Activities		$(117,559)		$(15,190)
Net Cash used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$124,829		$12,587
Increase (Decrease) in Cash During the Period		$7,270		$(2,603)

We estimate that our expenses over the next 12 months will be approximately $260,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Target completion date or period	Estimated expenses ($)
Legal and accounting fees	12 months	50,000
Research and development	12 months	20,000
Management and operating costs	12 months	75,000
Salaries and consulting fees	12 months	80,000
Fixed asset purchases	12 months	10,000
General and administrative	12 months	25,000
Total		260,000

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $260,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Income Taxes

Our company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2012, a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Long-Lived Assets

Our company has adopted ASC-360, “Property, Plant and Equipment” which requires that long-lived assets and certain identifiable intangibles held and used by our company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. Our company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC-360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. During the year ended March 31, 2012, our company recorded a $4,965,000 impairment expense and reduced the license agreement book value to $0 (Note 5).

Research and Development

Our company accounts for research and development costs in accordance with the ASC-730, “Research and Development”. Under ASC-730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Our company incurred research and development expenditures of $0 for the period from December 13, 2006 (date of inception) to March 31, 2012.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject our company to concentrations of credit risk, consist primarily of cash and cash equivalents. At March 31, 2012, our company has cash in the amount of $9,173. Our company places its cash and temporary cash investments with credit quality institutions

Revenue Recognition

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

Advertising

Our company follows the policy of charging the costs of advertising to expenses incurred. Our company incurred $0 in advertising costs during the year ended March 31, 2012 and December 30, 2010.

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

Recent Accounting Pronouncements

Our company management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, except for those pronouncements detailed below, no other pronouncements apply or will have a material effect on our company’s financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.       Financial Statements and Supplementary Data

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                                                                            F-1

BALANCE SHEETS                                                                                                                                                                                               F-2

STATEMENTS OF OPERATIONS                                                                                                                                                                      F-3

STATEMENTS OF STOCKHOLDERS’ DEFICIT                                                                                                                                             F-4

STATEMENTS OF CASH FLOWS                                                                                                                                                                      F-5

NOTES TO THE FINANCIAL STATEMENTS                                                                                                                                                  F-6

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Caduceus Software Systems Corp.

We have audited the accompanying balance sheet of Caduceus Software Systems Corp. (A Development Stage “Company”) as of March 31, 2012 and the related statements of operation, changes in shareholders’ equity and cash flows for the year then ended March 31, 2012, and for the period from December 13, 2006 (inception) to March 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caduceus Software Systems Corp. as of March 31, 2012 and the result of its operations and its cash flows for the year then ended and for the period from December 13, 2006 (inception) to March 31, 2012 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

PLS CPA, A Professional Corp.

July 16, 2012

San Diego, CA. 92111

CADUCEUS SOFTWARE SYSTEMS CORP. (A Development Stage Company) Balance Sheets

	March 31, 2012	March 31, 2011
Assets
Current Assets
Cash	$ 9,173	$ 1,903
Total Current Assets	9,173	1,903
Total Assets	$ 9,173	$ 1,903

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payables and accrued liabilities	$ 37,958	$ 12,691
Accrued interest on related party loans	–	1,860
Loans from related party	11,813	62,368
Loan payable	25,860	1,031
Total Current Liabilities	75,631	77,950

Stockholders’ Deficit
Common stock, $0.001 par value, 400,000,000 shares authorized; 276,700,000 shares issued and outstanding (March 2011 – 209,600,00 shares)	276,700	209,600
Additional paid-in capital	4,869,954	(184,200)
Deficit accumulated during the development stage	(5,213,112)	(101,447)
Total Stockholders’ Deficit	(66,458)	(76,047)
Total Liabilities and Stockholders’ Deficit	$ 9,173	$ 1,903

The accompanying notes are an integral part of these financial statements. F-2

CADUCEUS SOFTWARE SYSTEMS CORP. (A Development Stage Company) Statements of Operations
	Year Ended March 31, 2012	Year Ended March 31, 2011	From Inception on December 13, 2006 through March 31, 2012

Revenue	$ –	$ –	$ –

Expenses
General and administrative expenses	$ 145,532	$ 24,003	$ 245,083
Foreign exchange loss	1,133	36	1,169
Impairment of licensing agreement cost (Note 5)	4,965,000	–	4,965,000
Total Expenses	5,111,665	24,039	5,211,252
Net loss before other expenses	(5,111,665)	(24,039)	(5,211,252)
Other Expenses
Interest expense	–	(750)	(1,860)
Net loss for the period	$ (5,111,665)	$ (24,789)	$ (5,213,112)
Loss per common share – Basic and diluted	$ (0.02)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	263,503,000	209,600,000

The accompanying notes are an integral part of these financial statements. F-3

CADUCEUS SOFTWARE SYSTEMS CORP. (A Development Stage Company) Statements of Stockholders’ Deficit From Inception on December 13, 2006 to March 31, 2012
	Number of Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
Balance at inception on December 13, 2006	–	$ –	$ –	$ –	$ –
Common shares issued for cash at $0.000025	120,000,000	120,000	(117,000)	–	3,000
Common shares issued for cash at $0.00025	89,600,000	89,600	(67,200)	–	22,400
Net loss for the period	–	–	–	(390)	(390)
Balance as of March 31, 2007	209,600,000	209,600	(184,200)	(390)	25,010
Net loss for the year	–	–	–	(28,741)	(28,741)
Balance as of March 31, 2008	209,600,000	209,600	(184,200)	(29,131)	(3,731)
Net loss for the year	–	–	–	(28,102)	(28,102)
Balance as of March 31, 2009	209,600,000	209,600	(184,200)	(57,233)	(31,833)
Net loss for the year	–	–	–	(19,425)	(19,425)
Balance as of March 31, 2010	209,600,000	209,600	(184,200)	(76,658)	(51,258)
Net loss for the year	–	–	–	(24,789)	(24,789)
Balance as of March 31, 2011	209,600,000	209,600	(184,200)	(101,447)	(76,047)
Common shares pursuant to licensing agreement at $0.075	66,200,000	66,200	4,898,800	–	4,965,000
Common shares issued for cash at $0.11	900,000	900	99,100	–	100,000
Related party debt forgiveness	–	–	56,254	–	56,254
Net loss for the year	–	–	–	(5,111,665)	(5,111,665)
Balance as of March 31, 2012	276,700,000	$ 276,700	$ 4,869,954	$ (5,213,112)	$ (66,458)

The accompanying notes are an integral part of these financial statements. F-4

CADUCEUS SOFTWARE SYSTEMS CORP. (A Development Stage Company) Statements of Cash Flows
	Year Ended March 31, 2012	Year Ended March 31, 2011	From Inception on December 13, 2006 through March 31, 2012
Operating Activities

Net loss for the period	$ (5,111,665)	$ (24,789)	$ (5,213,112)
Adjustment to reconcile net loss to net cash used in operating activities:

Impairment of licensing agreement cost	4,965,000	–	4,965,000

Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	25,267	6,969	37,958
Due to related party	3,839	1,880	5,719
Accrued interest – related party note	–	750	1,860
Net cash used for operating activities	(117,559)	(15,190)	(202,575)
Financing Activities
Loans from related party	–	11,556	60,488
Proceeds from loan payable	24,829	1,031	25,860
Sale of common stock	100,000	–	125,400
Net cash provided by financing activities	124,829	12,587	211,748

Net increase (decrease) in cash and equivalents	7,270	(2,603)	9,173
Cash and equivalents at beginning of the period	1,903	4,506	–
Cash and equivalents at end of the period	$ 9,173	$ 1,903	$ 9,173

Supplemental cash flow information:

Non-cash investing and financing activities:

Common stock issued for Licensing Agreement	$ 4,965,000	$ –	$ 4,965,000

Cash paid for:

Interest	$ –	$ –	$ –
Taxes	$ –	$ –	$ –

The accompanying notes are an integral part of these financial statements. F-5

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

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

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  For the period from inception, December 13, 2006 through March 31, 2012 the Company has accumulated losses of $5,213,112. There is substantial doubt as to the ability of the company to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

As of March 31, 2012, the Company has excess of current liabilities over its current assets by $66,458, with cash and cash equivalents representing $9,173.

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

March 31, 2012

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2012, a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Long-Lived Assets

The Company has adopted ASC-360, “Property, Plant and Equipment” which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC-360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. During the year ended March 31, 2012, the Company recorded a $4,965,000 impairment expense and reduced the license agreement book value to $0 (Note 5).

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the ASC-730, “Research and Development”. Under ASC-730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $0 for the period from December 13, 2006 (date of inception) to March 31, 2012.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At March 31, 2012, the Company has cash in the amount of $9,173. The Company places its cash and temporary cash investments with credit quality institutions

Revenue Recognition

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the year ended March 31, 2012 and December 30, 2010.

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

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

4. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 400,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.  As of March 31, 2012, the Company has issued and outstanding 276,700,000 shares of common stock.

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

Share Purchase Warrants

The continuity of share purchase warrants during the period ended March 31, 2012 is as follows:

Expiry dates	Exercise price	Outstanding at March 31, 2011	Issued	Exercised	Expired	Outstanding at March 31, 2012
November 4, 2014	$ 0.15	-	900,000	-	-	900,000
November 4, 2015	$ 0.25	-	900,000	-	-	900,000
		-	1,800,000	-	-	1,800,000

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

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

6. LOAN PAYABLE

As of March 31, 2012, the Company owes an unrelated third party $15,539 (Cdn$15,500) (March 31, 2011 - $1,031).  The loan is non-interest bearing, and due on demand.

As of March 31, 2012, the Company owes $10,321 to two unrelated third parties.  The loans are non-interest bearing, and are due on demand.

7. RELATED PARTY TRANSACTIONS

As of March 31, 2011, a director of the Company had outstanding loans to the Company in the amount of $56,254.  The loan was due upon demand and unsecured.  On June 9, 2011, the director agreed to forgive the amount owing to him and the transaction has been recorded as additional paid-in capital during year ended March 31, 2012.

On January 31, 2011, the President of the Company loaned the Company $3,000.  The loan is non-interest bearing, due upon demand and unsecured.  As of March 31, 2012 the President of the Company loaned the Company another $3,008 (Cdn$3,000) and incurred expenses and consulting fees on behalf of the company for $3,448 for a total of $9,456.  The loan is non-interest bearing, due upon demand and unsecured.

As of March 31, 2011, the Company was indebted to the spouse of a former director in the amount of $1,880. The amount was subsequently paid to the related party in April 2011.

During the year ended March 31, 2012 a director of the Company loaned the Company $2,357.  The loan is non-interest bearing, due upon demand and unsecured.

During the year ended March 31, 2012, the Company incurred $6,367 (2011 - $Nil) of consulting fees to the President of the Company.

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

8. CONTINGENCY

The Company disputes charges with RBSM LLP (predecessor auditor) for the review of the Form 8-K and correspondence with the successor auditor during 2008, in amount of $3,025. The Company examined the invoices, and decided that charges for the review of the 8K and correspondence with the successor auditor are excessive.

9. INCOME TAXES

As of  March 31, 2012, the Company had net operating loss carry forwards of  $146,665 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

	March 31, 2012	March 31, 2011
Net operating loss	$ (146,665)	$ (101,447)
Deferred Tax Asset (35%)	51,333	35,506
Valuation Allowance	(51,333)	(35,506)
Deferred Tax Assets as of March 31, 2012	$ –	$ –

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

Item 9A.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of March 31, 2012, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.

As of March 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2012, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Item 9B.    Other Information

Effective February 27, 2012, Alexander Dannikov resigned as director of our company.  Mr. Dannikov’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Also effective February 27, 2012, we decreased the number of directors on our board of directors to two (2).  Our board of directors now consists of Derrick Gidden and Oswald Huggins.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Derrick Gidden	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	54	February 15, 2011
Oswald Higgins	Director	50	January 22, 2012

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

Derrick Gidden - President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Derrick Gidden is a graduate from Coventry Technical College in Telecommunication and Electronic Engineering (Oct 1978) and the University of Wolverhampton where has obtained a Post Graduate in Training Management (July 1994) and has successfully completed a wide array of other business management, training, auditing, project management and information technology programs (May 1992 – February 2010).

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

Oswald Higgins – Director

Oswald Huggins has an extensive background in mechanical engineering along with high level experience as a medical engineer. From June 2008 to present, Mr. Huggins has acted as a freelance engineering consultant to KO Maintenance and GGPS Services of London, a company that specializes in the maintenance of medical equipment, where he overlooks the company’s investments in Italy.

Since December 2005, Mr. Huggins has been to working with a number of overseas brokers, financing international projects and activating new undertakings in Europe, mainly in Italy, wherein he has gained knowledge and experience on corporate structure, cash flow, administration and marketing.

From January 2001 to June 2008, Mr. Huggins was a freelance engineering consultant to Crystal Maintenance, Eradication Services and Nelson Bakewell, which are two companies in the business of equipment maintenance and are located in the city of London.  His duties included: planned maintenance schedules, overseeing medical maintenance projects and health and safety schedules.

Mr. Huggins obtained two HND’s (Engineering diplomas in mechanical engineering) from the East Birmingham Hospital, a reputable educational hospital located in Birmingham, UK. From 1978 to 1985, Mr. Huggins furthered his training as an engineer at the National Health Service in Lichfield, Staffordshire, UK, where he obtained the credentials of a medical/mechanical engineer.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.                   been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.                   had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.                   been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.                   been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.                   been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.                   been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2012 and 2011; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed US$100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Derrick Gidden(1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Alexander Dannikov(2) Former Director, President, Chief Executive Officer and Chief Financial Officer	2012 2011	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A

(1)	Mr. Gidden was appointed president, chief executive officer, chief financial officer, secretary, treasurer and director of our company on February 15, 2011.

(2)

Mr. Dannikov was appointed chief executive officer, president, chief financial officer, treasurer and director on December 13, 2006 and resigned from his position as an officer on February 15, 2011 and as director on February 27, 2012.

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

2012 Grants of Plan-Based Awards

There were no equity or non-equity awards granted to the named executives in 2012.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as at March 31, 2012.

Option Exercises and Stock Vested

During our fiscal year ended March 31, 2012 there were no options exercised by our named officers.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 1, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Derrick Gidden 42a High Street Sutton Coldfield West Midlands, United Kingdom B72 1UJ	Nil	0%
Alexander Dannikov 26 Utkina Street, Suite 10 Irtkutsk, Russia 664007	56,200,000 Common	20%
Oswald Higgins 40 Hillaries Rd Birmingham 23 UK	Nil	0%
Directors and Officers as a Group	56,200,000 common	20%
Sygnit Corporation 253 N. Jackson Street Frankfort IN 46041	130,000,000 common	47%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 11, 2012. As of July 11, 2012, there were 276,700,000 shares of our company’s common stock issued and outstanding.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of US$120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with two directors, consisting of Derrick Gidden and Oswald Higgins.

We have determined that Oswald Higgins is an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

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

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2012 and for the fiscal year ended March 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2012 $	March 31, 2011 $
Audit Fees	11,625	9,250
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	11,625	9,250

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of Caduceus Software Systems Corp. (formerly Bosco Flooring, Inc.) (incorporated by reference to our Registration Statement on Form SB-2 filed on July 12, 2007)
3.2	Bylaws of Caduceus Software Systems Corp. (formerly Bosco Flooring, Inc.) (incorporated by reference to our Registration Statement on Form SB-2 filed on July 12, 2007)
3.3	Certificate of Amendment filed with the Nevada Secretary of State on March 27, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2011)
3.4	Certificate of Amendment filed with the Nevada Secretary of State on February 23, 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 3, 2011)
(10)	Material Contracts
10.1	Licensing Agreement with Sygnit Corporation, dated June 9, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2011)
10.2	Release of Liabilities from Alexander Dannikov (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2011)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Derrick Gidden (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Derrick Gidden (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
101**	Interactive Data Files
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

CADUCEUS SOFTWARE SYSTEMS CORP.
(Registrant)

Dated: July 16, 2012	/s/ Derrick Gidden
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

Dated: July 16, 2012	/s/ Derrick Gidden
Derrick Gidden
President, Chief Executive Officer, Chief
Financial Officer, Secretary, Treasurer and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: July 16, 2012	/s/ Oswald Higgins
Oswald Higgins
Director