Form 10-Q
period 2012-06-30
CADUCEUS SOFTWARE SYSTEMS CORP.
filed 2012-08-14
CIK 1403231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-144509
CADUCEUS SOFTWARE SYSTEMS CORP.
(Exact name of registrant as specified in its charter)
Nevada				98-0534794
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
42a High Street, Sutton Coldfield, West Midlands, United Kingdom				B72 1UJ
(Address of principal executive offices)				(Zip Code)
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
276,700,000 common shares issued and outstanding as of August 14, 2012.

CADUCEUS SOFTWARE SYSTEMS CORP.

Form 10-Q

2 PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three month period ended June 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2012

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

CADUCEUS SOFTWARE SYSTEMS CORP. (A Development Stage Company) Balance Sheets (Unaudited)
Assets
	June 30, 2012	March 31, 2012
Current Assets
Cash	$ –	$ 9,173
Total Current Assets	–	9,173
Total Assets	$ –	$ 9,173

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payables and accrued liabilities	$ 40,676	$ 37,958
Bank overdraft	20	–
Loans from related party	14,842	11,813
Loan payable	25,545	25,860
Total Current Liabilities	81,083	75,631

Stockholders’ Deficit
Common stock, $0.001 par value, 400,000,000 shares authorized; 276,700,000 shares issued and outstanding (March 31, 2012 – 276,700,00 shares)	276,700	276,700
Additional paid-in capital	4,869,954	4,869,954
Deficit accumulated during the development stage	(5,227,737)	(5,213,112)
Total Stockholders’ Deficit	(81,083)	(66,458)
Total Liabilities and Stockholders’ Deficit	$ –	$ 9,173

The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP. (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	From Inception on December 13, 2006 through June 30, 2012

Revenue	$ –	$ –	$ –
Expenses
General and administrative expenses	$ 14,971	$ 13,673	$ 260,054
Foreign exchange loss	(346)	–	823
Impairment of licensing agreement cost (Note 5)	–	4,965,000	4,965,000
Total Expenses	14,625	4,978,673	5,225,877
Net loss before other expenses	(14,625)	(4,978,673)	(5,225,877)
Other Expenses
Interest expense	–	–	(1,860)
Net loss for the period	$ (14,625)	$ (4,978,673)	$ (5,227,737)
Loss per common share – Basic and diluted	$ (0.00)	$ (0.02)
Weighted Average Number of Common Shares Outstanding	276,700,000	219,762,280

The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP. (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	From Inception on December 13, 2006 through June 30, 2012
Operating Activities

Net loss for the period	$ (14,625)	$ (4,978,673)	$ (5,227,737)
Adjustment to reconcile net loss to net cash used in operating activities:

Impairment of licensing agreement cost	–	4,965,000	4,965,000

Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	2,718	(216)	40,676
Due to related party	3,029	493	8,748
Accrued interest – related party note	–	–	1,860
Net cash used for operating activities	(8,878)	(13,396)	(211,453)
Financing Activities
Bank overdraft	20	–	20
Loans from related party	–	12,447	60,488
Proceeds from loan payable	(315)	–	25,545
Sale of common stock	–	–	125,400
Net cash provided by financing activities	(295)	12,447	211,453

Net increase (decrease) in cash and equivalents	(9,173)	(949)	–
Cash and equivalents at beginning of the period	9,173	1,903	–
Cash and equivalents at end of the period	$ –	$ 954	$ –

Supplemental cash flow information:

Non-cash investing and financing activities:

Common stock issued for Licensing Agreement	$ –	$ 4,965,000	$ 4,965,000

Cash paid for:

Interest	$ –	$ –	$ –
Taxes	$ –	$ –	$ –

The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2012 audited financial statements. The results of operations for the period ended June 30, 2012 is not necessarily indicative of the operating results for future quarters or the full year.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  For the period from inception, December 13, 2006 through June 30, 2012 the Company has accumulated losses of $5,227,737. There is substantial doubt as to the ability of the company to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

As of June 30, 2012, the Company has excess of current liabilities over its current assets by $81,083, with cash and cash equivalents representing $Nil.

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

June 30, 2012

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with ASC-830, “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the period.  Gains or losses resulting from foreign currency transactions are included in results of operations.

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2012, a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

June 30, 2012

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the ASC-730, “Research and Development”. Under ASC-730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $0 for the period from December 13, 2006 (date of inception) to June 30, 2012.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At June 30, 2012, the Company has cash in the amount of $Nil. The Company places its cash and temporary cash investments with credit quality institutions

Revenue Recognition

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the three months ended June 30, 2012 and June 30, 2011.

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

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012

(Unaudited)

4. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 400,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.  As of June 30, 2012, the Company has issued and outstanding 276,700,000 shares of common stock.

During the three months June 30, 2007, the Company issued 209,600,000 shares of common stock for total cash proceeds of $25,400.

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

Share Purchase Warrants

The continuity of share purchase warrants during the three month period ended June 30, 2012 is as follows:

Expiry dates	Exercise price	Outstanding at March 31, 2012	Issued	Exercised	Expired	Outstanding at June 30, 2012
November 4, 2014	$ 0.15	900,000	-	-	-	900,000
November 4, 2015	$ 0.25	900,000	-	-	-	900,000
		1,800,000	-	-	-	1,800,000

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012

(Unaudited)

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

6. LOAN PAYABLE

As of June 30, 2012, the Company owes an unrelated third party $15,224 (Cdn$15,500) (March 31, 2012 - $15,539).  The loan is non-interest bearing, and due on demand.

As of June 30, 2012, the Company owes $10,321 to two unrelated third parties.  The loans are non-interest bearing, and are due on demand.

7. RELATED PARTY TRANSACTIONS

On January 31, 2011, the President of the Company loaned the Company $3,000.  The loan is non-interest bearing, due upon demand and unsecured.  As of June 30, 2012 the President of the Company loaned the Company another $2,947 (Cdn$3,000) and incurred expenses and consulting fees on behalf of the Company for $6,538 for a total of $12,485.  The loan is non-interest bearing, due upon demand and unsecured.

As of June 30, 2012 a director of the Company loaned the Company $2,357 (March 31, 2012 – $2,357).  The loan is non-interest bearing, due upon demand and unsecured.

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

	Three Months Ended June 30,
	2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$14,625		$4,978,673
Net Loss		$(14,625)		$(4,978,673)

Our net loss for the three month period ended June 30, 2012 was $14,625 compared to a net loss of $4,978,673 during the three month period ended June 30, 2011, an decrease of $4,964,048.

Expenses

Our operating expenses for the three months ended June 30, 2012 and 2011 are outlined in the table below:

	Three Months Ended June 30,
	2012		2011
General and administrative expenses		$14,971		$13,673
Foreign exchange loss		$(346)	$	Nil
Impairment of licensing agreement cost	$	Nil		$4,965,000

During the three month period ended June 30, 2012, we incurred general and administrative expenses of approximately $14,971 compared to $13,673 incurred during the three month period ended June 30, 2011, an increase of $1,298. The general and administrative expenses incurred during the three month period ended June 30, 2012 consisted primarily of legal and accounting costs.

Operating expenses for the three months ended June 30, 2012 decreased by 99.7% as compared to the comparative period in 2011 primarily as a result of a lack of impairment of licensing agreement cost.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Three Month Period Ended June 30, 2012 and 2011

Working Capital

	At June 30, 2012		At March 31, 2012	Percentage Increase/ (Decrease)
Current Assets	$	Nil	$9,173		$(100%)
Current Liabilities		$81,083	$75,631		$7.20%
Working Capital (Deficit)		$(81,083)	$(66,458)	$	N/A

Cash Flows

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
Net Cash used in Operating Activities		$(8,878)		$(13,396)
Net Cash used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$(295)		$12,447
Increase (Decrease) in Cash During the Period		$(9,173)		$(949)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended June 30, 2012, net cash flows used in operating activities was $8,878, consisting of a net loss of $14,625, accounts payables and accrued liabilities of $2,718, and due to related party of $3,029. For the three month period ended June 30, 2011, net cash flows used in operating activities was $13,396, consisting of a net loss of $4,978,673, impairment of licensing agreement cost of $4,965,000, accounts payable and accrued liabilities of $216 and due to related party of $493.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended June 30, 2012, net cash used in financing activities was $295 compared to $12,447 net cash provided by financing activities for the three month period ended June 30, 2011.

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

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with ASC-830, “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the period.  Gains or losses resulting from foreign currency transactions are included in results of operations.

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

Income Taxes

Our company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2012, a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

None.

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

CADUCEUS SOFTWARE SYSTEMS CORP.
Dated: August 14, 2012	By:	/s/ DERRICK GIDDEN_________________ Derrick Gidden President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)