Form 10-K/A
period 2012-03-31
CADUCEUS SOFTWARE SYSTEMS CORP.
filed 2012-09-12
CIK 1403231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment #1

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
276,700,000 as of July 16, 2012

DOCUMENTS INCORPORATED BY REFERENCE

                                                                                                                                                                          None.

EXPLANATORY NOTE:

Our company is filing this Form 10-K/A to include a report from our former independent registered public accountant covering the consolidated financial statements for the year ended March 31, 2011.  This amended report does not reflect events occurring after the filing of the original Form 10-K on July 16, 2012.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original Form 10-K have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Financial Condition

Working Capital

	At March 31, 2012	At March 31, 2011	Percentage Increase/ (Decrease)
Current Assets	$9,173	$1,903	382%
Current Liabilities	$75,631	$77,950	(6%)
Working Capital (Deficit)	$(66,458)	$(76,047)	(18%)

Cash Flows

		Year Ended March 31, 2012		Year Ended March 31, 2011
Net Cash used in Operating Activities		$(117,559)		$(15,190)
Net Cash used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$124,829		$12,587
Increase (Decrease) in Cash During the Period		$7,270		$(2,603)

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

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM       F-1

BALANCE SHEETS                                                                                                           F-3

STATEMENTS OF OPERATIONS                                                                                  F-4

STATEMENTS OF STOCKHOLDERS’ DEFICIT                                                         F-5

STATEMENTS OF CASH FLOWS                                                                                  F-6

NOTES TO THE FINANCIAL STATEMENTS                                                              F-7

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
The accompanying notes are an integral part of these financial statements. F-6

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Derrick Gidden	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	54	February 15, 2011
Oswald Huggins	Director	50	January 22, 2012

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

Oswald Huggins – Director

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Derrick Gidden 42a High Street Sutton Coldfield West Midlands, United Kingdom B72 1UJ	Nil	0%
Alexander Dannikov 26 Utkina Street, Suite 10 Irtkutsk, Russia 664007	56,200,000 Common	20%
Oswald Huggins 40 Hillaries Rd Birmingham 23 UK	Nil	0%
Directors and Officers as a Group	56,200,000 common	20%
Sygnit Corporation 253 N. Jackson Street Frankfort IN 46041	130,000,000 common	47%

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

Director Independence

We currently act with two directors, consisting of Derrick Gidden and Oswald Huggins.

We have determined that Oswald Huggins is an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

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

CADUCEUS SOFTWARE SYSTEMS CORP.
(Registrant)

Dated: September 12, 2012	/s/ DERRICK GIDDEN
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

Dated: September 12, 2012	/s/ DERRICK GIDDEN
Derrick Gidden
President, Chief Executive Officer, Chief
Financial Officer, Secretary, Treasurer and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: September 12, 2012	/s/ OSWALD HUGGINS
Oswald Huggins
Director