Form 10-Q/A
period 2012-06-30
CADUCEUS SOFTWARE SYSTEMS CORP.
filed 2012-09-13
CIK 1403231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment #1

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

CADUCEUS SOFTWARE SYSTEMS CORP.

Form 10-Q/A-1

2

2 EXPLANATORY NOTE:

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 of Caduceus Software Systems Corp. (the “Company”) filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, and does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way, disclosures made in the original Form 10–Q.

Under Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three month period ended June 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2012

BALANCE SHEETS                                                                                   F-1

STATEMENTS OF OPERATIONS                                                          F-2

STATEMENTS OF CASH FLOWS                                                          F-3

NOTES TO THE FINANCIAL STATEMENTS                                      F-4

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

F-4 CADUCEUS SOFTWARE SYSTEMS CORP.

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

CADUCEUS SOFTWARE SYSTEMS CORP.
Dated: September 11, 2012	By:	/s/ DERRICK GIDDEN_________________ Derrick Gidden President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)