Form 10-Q
period 2012-09-30
CADUCEUS SOFTWARE SYSTEMS CORP.
filed 2012-11-19
CIK 1403231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-144509
CADUCEUS SOFTWARE SYSTEMS CORP.
(Exact name of registrant as specified in its charter)
Nevada				98-0534794
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
42a High Street, Sutton Coldfield, West Midlands, United Kingdom				B72 1UJ
(Address of principal executive offices)				(Zip Code)
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
276,700,000 common shares issued and outstanding as of November 19, 2012.

CADUCEUS SOFTWARE SYSTEMS CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

Our unaudited interim financial statements for the three and six month periods ended September 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2012

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

CADUCEUS SOFTWARE SYSTEMS CORP. (A Development Stage Company) Balance Sheets (Unaudited)

Assets
	September 30, 2012	March 31, 2012
Current Assets
Cash	$ –	$ 9,173
Total Current Assets	–	9,173
Total Assets	$ –	$ 9,173

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payables and accrued liabilities	$ 45,390	$ 37,958
Loans from related party	15,007	11,813
Loan payable	26,094	25,860
Total Current Liabilities	86,491	75,631

Stockholders’ Deficit
Common stock, $0.001 par value, 400,000,000 shares authorized;
276,700,000 shares issued and outstanding (March 31, 2012 – 276,700,00 shares)	276,700	276,700
Additional paid-in capital	4,869,954	4,869,954
Deficit accumulated during the development stage	(5,233,145)	(5,213,112)
Total Stockholders’ Deficit	(86,491)	(66,458)
Total Liabilities and Stockholders’ Deficit	$ –	$ 9,173

The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP. (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011	From Inception on December 13, 2006 through September 30, 2012

Revenue	$ –	$ –	$ –	$ –	$ –
Expenses
General and administrative expenses	$ 4,264	$ 9,894	$ 19,235	$ 23,567	$ 264,318
Foreign exchange loss	1,144	–	798	–	1,967
Impairment of licensing agreement cost (Note 5)	–	–	–	4,965,000	4,965,000
Total Expenses	5,408	9,894	20,033	4,988,567	5,231,285
Net loss before other expenses	(5,408)	(9,894)	(20,033)	(4,988,567)	(5,231,285)
Other Expenses
Interest expense	–	–	–	–	(1,860)
Net loss for the period	$ (5,408)	$ (9,894)	$ (20,033)	$ (4,988,567)	$ (5,233,145)
Loss per common share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.02)
Weighted Average Number of Common Shares Outstanding	276,700,000	275,800,000	276,700,000	250,477,600

The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP. (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011	From Inception on December 13, 2006 through September 30, 2012
Operating Activities

Net loss for the period	$ (20,033)	$ (4,988,567)	$ (5,233,145)
Adjustment to reconcile net loss to net cash used in operating activities:

Impairment of licensing agreement cost	–	4,965,000	4,965,000

Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	7,432	1,948	45,390
Due to related party	3,194	680	8,913
Accrued interest – related party note	–	–	1,860
Net cash used for operating activities	(9,407)	(20,939)	(211,982)
Financing Activities
Loans from related party	–	19,036	60,488
Proceeds from loan payable	234	–	26,094
Sale of common stock	–	–	125,400
Net cash provided by financing activities	234	19,036	211,982

Net decrease in cash and equivalents	(9,173)	(1,903)	–
Cash and equivalents at beginning of the period	9,173	1,903	–
Cash and equivalents at end of the period	$ –	$ –	$ –

Supplemental cash flow information:

Non-cash investing and financing activities:

Common stock issued for Licensing Agreement	$ –	$ 4,965,000	$ 4,965,000

Cash paid for:

Interest	$ –	$ –	$ –
Taxes	$ –	$ –	$ –

The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2012

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2012 audited financial statements. The results of operations for the period ended September 30, 2012 is not necessarily indicative of the operating results for future quarters or the full year.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  For the period from inception, December 13, 2006 through September 30, 2012 the Company has accumulated losses of $5,233,145. There is substantial doubt as to the ability of the company to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

As of September 30, 2012, the Company has excess of current liabilities over its current assets by $86,491 with cash and cash equivalents representing $0.

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

September 30, 2012

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2012, a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

September 30, 2012

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the ASC-730, “Research and Development”. Under ASC-730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $0 for the period from December 13, 2006 (date of inception) to September 30, 2012.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At September 30, 2012, the Company has cash in the amount of $0. The Company places its cash and temporary cash investments with credit quality institutions

Revenue Recognition

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the six months ended September 30, 2012 and September 30, 2011.

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

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2012

(Unaudited)

4. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 400,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.  As of September 30, 2012, the Company has issued and outstanding 276,700,000 shares of common stock.

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

Share Purchase Warrants

The continuity of share purchase warrants during the six month period ended September 30, 2012 is as follows:

Expiry dates	Exercise price	Outstanding at March 31, 2012	Issued	Exercised	Expired	Outstanding at September 30, 2012
November 4, 2014	$ 0.15	900,000	-	-	-	900,000
November 4, 2015	$ 0.25	900,000	-	-	-	900,000
		1,800,000	-	-	-	1,800,000

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2012

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

6. LOAN PAYABLE

As of September 30, 2012, the Company owes an unrelated third party $15,773 (Cdn$15,500) (March 31, 2012 - $15,539).  The loan is non-interest bearing, and due on demand.

As of September 30, 2012, the Company owes $10,321 to two unrelated third parties.  The loans are non-interest bearing, and are due on demand.

7. RELATED PARTY TRANSACTIONS

On January 31, 2011, the President of the Company loaned the Company $3,000.  The loan is non-interest bearing, due upon demand and unsecured.  As of September 30, 2012 the President of the Company loaned the Company another $3,083 (Cdn$3,030) and incurred expenses and consulting fees on behalf of the Company for $6,567 for a total of $12,650.  The loan is non-interest bearing, due upon demand and unsecured.

As of September 30, 2012 a director of the Company loaned the Company $2,357 (March 31, 2012 – $2,357).  The loan is non-interest bearing, due upon demand and unsecured.

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

Current Business

On June 9, 2011, we entered into and closed a licensing agreement with Sygnit Corporation for the exclusive license to software for use in the medical industry for patient management, patient appointment scheduling, physician memorandum recording, medical symptom and ailment recording and digital image recording.  We are now a  software company that currently offers a suite of medical management applications, collectively named Caduceus MMS, that focus on an alternative to traditional patient administration systems, reducing the time and expense involved in managing appointment scheduling, providing practitioners with a comprehensive set of resource, prescription and contraindication libraries, and a sophisticated architecture designed to minimize the billing submission time while maximizing the successful reimbursements to the clinic.

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

	Three Months Ended September 30,				Six Months Ended September 30,
	2012		2011		2012		2011
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		$5,408		$9,894		$20,033		$4,988,567
Interest Expense	$	Nil	$	Nil	$	Nil	$	Nil
Net Loss		$(5,408)		$(9,894)		$(20,033)		$(4,988,567)

Our net loss for the three month period ended September 30, 2012 was $5,408 compared to a net loss of $9,894 during the three month period ended September 30, 2011, a decrease of $4,486.  Our net loss for the six month period ended September 30, 2012 was $20,033 compared to a net loss of $4,988,567 during the six month period ended September 30, 2011, a decrease of $4,968,534.

Expenses

Our operating expenses for the three and six months ended September 30, 2012 and 2011 are outlined in the table below:

	Three Months Ended September 30,				Six Months Ended September 30,
	2012		2011		2012		2011
General and administrative expenses		$4,264		$9,894		$19,235		$23,567
Foreign exchange loss		$1,144	$	Nil		$798	$	Nil
Impairment of licensing agreement cost	$	Nil	$	Nil	$	Nil		$4,965,000

During the three month period ended September 30, 2012, we incurred general and administrative expenses of approximately $4,264 compared to $9,894 incurred during the three month period ended September 30, 2011, a decrease of $5,630. The general and administrative expenses incurred during the three month period ended September 30, 2012 consisted primarily of office related expenses.

During the six month period ended September 30, 2012, we incurred general and administrative expenses of approximately $19,235 compared to $23,567 incurred during the six month period ended September 30, 2011, a decrease of $4,332. The general and administrative expenses incurred during the six month period ended September 30, 2012 consisted primarily of Office and Staff expenses relating to the ongoing business concern. During the six months ended September 30, 2011 we also experienced an impairment of licensing agreement cost of $4,965,000.

Operating expenses for the three months ended September 30, 2012 decreased by 45.34% as compared to the comparative period in 2011 primarily as a result of decreased general and administrative expenses.  Operating expenses for the six months ended September 30, 2012 decreased by 99.60% as compared to the comparative period in 2011 primarily as a result of a decrease in impairment of licensing agreement cost.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Six Month Period Ended September 30, 2012 and 2011

Working Capital

	At September 30, 2012		At March 31, 2012	Percentage Increase/ (Decrease)
Current Assets	$	Nil	$9,173	$100%
Current Liabilities		$86,491	$75,631	$14%
Working Capital (Deficit)		$(86,491)	$(66,458)	$30%

Cash Flows

	Six Months Ended September 30, 2012		Six Months Ended September 30, 2011
Net Cash used in Operating Activities		$(9,407)		$(20,939)
Net Cash used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$234		$19,036
Increase (Decrease) in Cash During the Period		$(9,173)		$(1,903)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended September 30, 2012, net cash flows used in operating activities was $9,407, consisting of a net loss of $20,033, accounts payables and accrued liabilities of $7,432, and due to related party of $3,194. For the six month period ended September 30, 2011, net cash flows used in operating activities was $20,939, consisting of a net loss of $4,988,567, impairment of licensing agreement cost of $4,965,000, accounts payable and accrued liabilities of $1,948 and due to related party of $680.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended September 30, 2012, net cash used in financing activities was $234 compared to $19,036 net cash provided by financing activities for the six month period ended September 30, 2011.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

We estimate that our expenses over the next 12 months will be approximately $180,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Target completion date or period	Estimated expenses ($)
Legal and accounting fees	12 months	45,000
Research and development	12 months	25,000
Management and operating costs	12 months	30,000
Salaries and consulting fees	12 months	60,000
Fixed asset purchases	12 months	5,000
General and administrative	12 months	15,000
Total		180,000

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $180,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Basis of Presentation

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Cash and Cash Equivalents

For purposes of Statements of Cash Flows, our company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

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

Income Taxes

Our company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2012, a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Research and Development

Our company accounts for research and development costs in accordance with the ASC-730, “Research and Development”. Under ASC-730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Our company incurred research and development expenditures of $0 for the period from December 13, 2006 (date of inception) to September 30, 2012.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject our company to concentrations of credit risk, consist primarily of cash and cash equivalents. At September 30, 2012, our company has cash in the amount of $0. Our company places its cash and temporary cash investments with credit quality institutions

Revenue Recognition

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

Advertising

Our company follows the policy of charging the costs of advertising to expenses incurred. Our company incurred $0 in advertising costs during the six months ended September 30, 2012 and September 30, 2011.

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

CADUCEUS SOFTWARE SYSTEMS CORP.
Dated: November 19, 2012	By:	/s/ Derrick Gidden Derrick Gidden President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)