Form 10-Q/A
period 2012-06-30
CADUCEUS SOFTWARE SYSTEMS CORP.
filed 2013-02-27
CIK 1403231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q/A
Amendment #2

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

CADUCEUS SOFTWARE SYSTEMS CORP.

Form 10-Q/A-2

PART I – FINANCIAL INFORMATION

EXPLANATORY NOTE:

The sole purpose of this Amendment No. 2 to the Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2012 of Caduceus Software Systems Corp. (our “company”) is to amend the financial statements and notes to the financial statements as well as related financial information presented this Form 10-Q/A in our company’s Form 10-Q for the quarterly period ended June 30, 2012 filed with the Securities Exchange Commission on August 14, 2012 and subsequent amendment on Form 10-Q/A filed with the Securities and Exchange Commission on September 13, 2012.

This amended report does not reflect events occurring after the filing of the Form 10-Q on August 14, 2012. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three month period ended June 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

CADUCEUS SOFTWARE SYSTEMS CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2012

BALANCE SHEETS	F-1
STATEMENTS OF OPERATIONS	F-2
STATEMENTS OF CASH FLOWS	F-3
NOTES TO THE FINANCIAL STATEMENTS	F-4

CADUCEUS SOFTWARE SYSTEMS CORP. (A Development Stage Company) Balance Sheets (Unaudited)
Assets
	June 30, 2012 (Restated – Note 10)	March 31, 2012
Current Assets
Cash	$ –	$ 9,173
Total Current Assets	–	9,173
Total Assets	$ –	$ 9,173

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payables and accrued liabilities	$ 40,676	$ 37,958
Bank overdraft	20	–
Loans from related party	19,547	11,813
Loan payable	25,545	25,860
Total Current Liabilities	85,788	75,631

Stockholders’ Deficit
Common stock, $0.001 par value, 400,000,000 shares authorized; 276,700,000 shares issued and outstanding (March 31, 2012 – 276,700,00 shares)	276,700	276,700
Additional paid-in capital	4,869,954	4,869,954
Deficit accumulated during the development stage	(5, 232,442)	(5,213,112)
Total Stockholders’ Deficit	(85,788)	(66,458)
Total Liabilities and Stockholders’ Deficit	$ –	$ 9,173

The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP. (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months Ended June 30, 2012 (Restated – Note 10)	Three Months Ended June 30, 2011	From Inception on December 13, 2006 through June 30, 2012 (Restated – Note 10)

Revenue	$ –	$ –	$ –
Expenses
General and administrative expenses	$ 19,676	$ 13,673	$ 264,759
Foreign exchange loss	(346)	–	823
Impairment of licensing agreement cost (Note 5)	–	4,965,000	4,965,000
Total Expenses	19,330	4,978,673	5,230,582
Net loss before other expenses	(19,330)	(4,978,673)	(5,230,582)
Other Expenses
Interest expense	–	–	(1,860)
Net loss for the period	$ (19,330)	$ (4,978,673)	$ (5, 232,442)
Loss per common share – Basic and diluted	$ (0.00)	$ (0.02)
Weighted Average Number of Common Shares Outstanding	276,700,000	219,762,280

The accompanying notes are an integral part of these financial statements.

CADUCEUS SOFTWARE SYSTEMS CORP. (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Three Months Ended June 30, 2012 (Restated – Note 10)	Three Months Ended June 30, 2011	From Inception on December 13, 2006 through June 30, 2012 (Restated – Note 10)

Operating Activities

Net loss for the period	$ (19,330)	$ (4,978,673)	$ (5,232,442)
Adjustment to reconcile net loss to net cash used in operating activities:

Impairment of licensing agreement cost	–	4,965,000	4,965,000

Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	2,718	(216)	40,676
Due to related party	7,734	493	13,453
Accrued interest – related party note	–	–	1,860
Net cash used for operating activities	(8,878)	(13,396)	(211,453)
Financing Activities
Bank overdraft	20	–	20
Loans from related party	–	12,447	60,488
Proceeds from loan payable	(315)	–	25,545
Sale of common stock	–	–	125,400
Net cash provided by financing activities	(295)	12,447	211,453

Net increase (decrease) in cash and equivalents	(9,173)	(949)	–
Cash and equivalents at beginning of the period	9,173	1,903	–
Cash and equivalents at end of the period	$ –	$ 954	$ –

Supplemental cash flow information:

Non-cash investing and financing activities:

Common stock issued for Licensing Agreement	$ –	$ 4,965,000	$ 4,965,000

Cash paid for:

Interest	$ –	$ –	$ –
Taxes	$ –	$ –	$ –

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

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  For the period from inception, December 13, 2006 through June 30, 2012 the Company has accumulated losses of $5,232,442. There is substantial doubt as to the ability of the company to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

As of June 30, 2012, the Company has excess of current liabilities over its current assets by $85,788, with cash and cash equivalents representing $Nil.

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

7. RELATED PARTY TRANSACTIONS

On January 31, 2011, the President of the Company loaned the Company $3,000.  The loan is non-interest bearing, due upon demand and unsecured.  As of June 30, 2012 the President of the Company loaned the Company another $2,947 (Cdn$3,000) and incurred expenses and consulting fees on behalf of the Company for $11,243 for a total of $17,190.  The loan is non-interest bearing, due upon demand and unsecured.

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

CADUCEUS SOFTWARE SYSTEMS CORP.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2012
(Unaudited)

10. RESTATEMENT

The Company identified an error relating to the non accrual of consulting fees of $4,705 (GBP3,000) to the President of the Company for the three months ended June 30, 2012.  The Company had not recorded the amount payable for the three months ended June 30, 2012. The effect of the error is to increase net loss by $4,705 for the quarter ended June 30, 2012. There was no effect on the loss per share amounts.

The following tables reflect the adjustment and restated amounts:

	June 30, 2012
Consolidated Balance Sheet	As Reported	Adjustment	As Restated
Loan from related party	$ 14,842	$ 4,705	$ 19,547
Total Current Liabilities	81,803	4,705	85,788
Deficit accumulated during the development stage	(5,227,737)	(4,705)	(5,232,442)
Total Stockholders’ Deficit	(81,083)	(4,075)	(85,788)

	For the Three Months Ended June 30, 2012
Consolidated Statement of Operations	As Reported	Adjustment	As Restated
General and Administrative expenses	$ 14,971	$ 4,705	$ 19,676
Total Expenses	14,625	4,705	19,330
Net loss before other expenses	(14,625)	(4,705)	(19,330)
Net loss for the period	(14,625)	(4,705)	(19,330)

	From Inception on December 13, 2006 through June 30, 2012
Consolidated Statement of Operations	As Reported	Adjustment	As Restated
General and Administrative expenses	$ 260,054	$ 4,705	$ 264,759
Total Expenses	5,225,877	4,705	5,230,582
Net loss before other expenses	(5,225,877)	(4,705)	(5,230,582)
Net loss for the period	(5,227,737)	(4,075)	(5,232,442)

	For the Three Months Ended June 30, 2012
Consolidated Statement of Cash Flows	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss for the period	$ (14,625)	$ (4,705)	$ (19,330)
Due to related party	3,029	4,705	7,734

	From Inception on December 13, 2006 through June 30, 2012
Consolidated Statement of Cash Flows	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss for the period	$ (5,227,737)	$ (4,705)	$ (5,232,442)
Due to related party	8,748	4,705	13,453

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

	Three Months Ended June 30,
	2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$19,330		$4,978,673
Net Loss		$(19,330)		$(4,978,673)

Our net loss for the three month period ended June 30, 2012 was $19,330 compared to a net loss of $4,978,673 during the three month period ended June 30, 2011, a decrease of $4,959,343.

Expenses

Our operating expenses for the three months ended June 30, 2012 and 2011 are outlined in the table below:

	Three Months Ended June 30,
	2012		2011
General and administrative expenses		$19,676		$13,673
Foreign exchange loss		$(346)	$	Nil
Impairment of licensing agreement cost	$	Nil		$4,965,000

During the three month period ended June 30, 2012, we incurred general and administrative expenses of approximately $19,676 compared to $13,673 incurred during the three month period ended June 30, 2011, an increase of $6,003. The general and administrative expenses incurred during the three month period ended June 30, 2012 consisted primarily of the consulting fee to Derrick Gidden and legal and accounting costs.

Operating expenses for the three months ended June 30, 2012 decreased by 99.6% as compared to the comparative period in 2011 primarily as a result of a lack of impairment of licensing agreement cost.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Three Month Period Ended June 30, 2012 and 2011

Working Capital

	At June 30, 2012		At March 31, 2012	Percentage Increase/ (Decrease)
Current Assets	$	Nil	$9,173		$(100%)
Current Liabilities		$85,788	$75,631		$13.43%
Working Capital (Deficit)		$(85,788)	$(66,458)	$	N/A

Cash Flows

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
Net Cash used in Operating Activities		$(8,878)		$(13,396)
Net Cash used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$(295)		$12,447
Increase (Decrease) in Cash During the Period		$(9,173)		$(949)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended June 30, 2012, net cash flows used in operating activities was $8,878, consisting of a net loss of $19,330, accounts payables and accrued liabilities of $2,718, and due to related party of $7,734. For the three month period ended June 30, 2011, net cash flows used in operating activities was $13,396, consisting of a net loss of $4,978,673, impairment of licensing agreement cost of $4,965,000, accounts payable and accrued liabilities of $216 and due to related party of $493.

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

CADUCEUS SOFTWARE SYSTEMS CORP.
Dated: February 27, 2013	By:	/s/ DERRICK GIDDEN_______________________ Derrick Gidden President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)